Form 10-Q
period 1996-03-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1996-05-15
CIK 785025

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Colorado                                84-1013221
    -------------------------------                    -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)


               5619 DTC Parkway
              Englewood, Colorado                             80111
      ----------------------------------------         --------------------
      (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X    No
                                          -----    ------

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (unaudited)

                                  (see note 2)


                                                                             March 31,           December 31,
                                                                               1996                  1995
   Assets                                                                  --------------        -------------
   ------                                                                        amounts in thousands
   Cash and cash equivalents (note 4)                                       $   9,016                48,104

   Trade and other receivables                                                     --                   842

   Prepaid expenses                                                                --                    21

   Property and equipment:
      Land                                                                         --                   210
      Cable distribution systems                                                   --                30,719
      Support equipment and buildings                                              --                 4,094
                                                                             --------               -------
                                                                                   --                35,023
      Less accumulated depreciation                                                --                17,933
                                                                             --------               -------
                                                                                   --                17,090
                                                                             --------               -------

   Franchise costs and other intangibles                                           --                40,977
      Less accumulated amortization                                                --                39,873
                                                                             --------               -------
                                                                                   --                 1,104
                                                                             --------               -------

   Minority interest in deficit of Newport News
      Cablevision Associates, L.P. ("Newport News")
      (note 7)                                                                     --                 4,206

   Funds held in escrow (note 2)                                                9,525                 4,525

   Other assets, net of accumulated amortization                                   --                   259
                                                                             --------               -------

                                                                             $ 18,541                76,151
                                                                             ========               =======



                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued






                                                                            March 31,           December 31,
                                                                              1996                 1995
  Liabilities and Partners' Equity                                       ---------------       -------------
  --------------------------------                                              amounts in thousands
  Cash overdraft                                                          $    1,524                 6,446

  Accounts payable                                                                --                    75

  Accrued expenses:
     Franchise fees                                                               --                 1,556
     Sales taxes                                                                  --                 1,240
     Other                                                                       665                   792
                                                                            --------              --------
                                                                                 665                 3,588
                                                                            --------              --------
  Subscriber advance payments and converter
     deposits                                                                     --                   310

  Amounts due to related parties (note 6)                                      5,771                 4,203

  Debt (note 5)                                                                   --                24,255
                                                                            --------              --------

          Total liabilities                                                    7,960                38,877
                                                                            --------              --------

  Minority interest in Newport News (note 7)                                   2,005                    --

  Partners' equity (deficit):
    General partner                                                            1,748                  (150)
    Limited partners                                                           6,828                37,424
                                                                            --------              --------

          Total partners' equity                                               8,576                37,274
                                                                            --------              --------

  Commitments (note 6)
                                                                            $ 18,541                76,151
                                                                            ========              ========



See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (unaudited)

                                  (see note 2)


                                                                          Three months ended
                                                                               March 31
                                                                    -----------------------------
                                                                      1996                 1995
                                                                    --------              -------
                                                                           amounts in thousands,
                                                                            except unit amounts
  Revenue                                                           $     --                9,615

  Operating costs and expenses:
     Programming (primarily from
        related parties - note 6)                                         --                1,996
     Operating (including allocations from
        related parties - note 6)                                         --                  785
     Selling, general and administrative
        (including charges from related
           parties - note 6)                                             125                2,969
     Depreciation and amortization                                        --                3,150
                                                                    --------             --------

              Total operating expenses                                   125                8,900
                                                                    --------             --------

              Operating income (loss)                                   (125)                 715
                                                                    --------             --------

  Other income (expense):
     Gain on sale of cable television
        system, net of $510,000 of costs
           and expenses related to 1995
           operations (note 2)                                        99,700                   --
     Interest expense                                                    (10)              (1,292)
     Interest income                                                     253                   12
     Minority interest's share of losses (earnings)
        of Newport News                                              (39,907)                  81
                                                                    --------             --------
                                                                      60,036               (1,199)
                                                                    --------             --------
              Net earnings (loss)                                   $ 59,911                 (484)
                                                                    ========             ========
  Net earnings (loss) per limited
     partnership unit (note 3)                                      $ 420.04                (3.99)
                                                                    ========             ========

  Limited partnership units
     outstanding                                                     120,005              120,005
                                                                    ========             ========

See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Consolidated Statement of Partners' Equity

                       Three months ended March 31, 1996

                                  (unaudited)

                                  (see note 2)


                                                            General          Limited
                                                            partner          partners        Total
                                                            --------         --------        ------
                                                                     amounts in thousands
     Balance at January 1, 1996                             $  (150)          37,424         37,274

        Distribution                                         (7,606)         (81,003)       (88,609)

        Net earnings                                          9,504           50,407         59,911
                                                            -------        ---------      ---------

     Balance at March 31, 1996                              $ 1,748            6,828          8,576
                                                            =======        =========      =========


See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                  (see note 2)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                     -------------------------
                                                                                       1996            1995
                                                                                      ------           ------
                                                                                       amounts in thousands
                                                                                            (see note 4)
  Cash flows from operating activities:
     Net earnings (loss)                                                            $   59,911            (484)
     Adjustments to reconcile net earnings (loss) to
        net cash provided by (used in) operating activities:
           Depreciation and amortization                                                    --           3,150
           Gain on sale of cable television system                                    (100,210)             --
           Minority interest's share of earnings (losses)
              of Newport News                                                           39,907             (81)
           Management fees, expense reimbursements and
              interest accrued but not paid                                                 --             196
           Changes in operating assets and liabilities, net of
              effects from sale of cable television system:
              Net change in receivables, prepaid expenses,
                 and other assets                                                          863             175
              Net change in accounts payable, accrued
                 expenses, subscriber advance payments
                 and converter deposits, and amounts due
                 to related parties                                                     (1,259)            233
                                                                                    ----------       ---------

                 Net cash provided by (used in) operating activities                      (788)          3,189
                                                                                    ----------       ---------

  Cash flows from investing activities:
     Capital expended for property and equipment                                           (36)           (519)
     Proceeds from sale of cable television system,
        net of disposition fees paid                                                   113,218              --
     Other investing activities                                                             --              32
                                                                                    ----------       ---------

                 Net cash provided by (used in)
                    investing activities                                               113,182            (487)
                                                                                    ----------       ---------

  Cash flows from financing activities:
     Repayments of debt                                                                (24,255)         (1,000)
     Distributions to partners                                                         (88,609)             --
     Distribution to minority owners of Newport News                                   (33,696)             --
     Change in cash overdraft                                                           (4,922)             --
                                                                                    ----------       ---------

                 Net cash provided by (used in) financing activities                  (151,482)         (1,000)
                                                                                    ----------       ---------

                 Net increase (decrease) in cash and
                    cash equivalents                                                   (39,088)          1,702

                 Cash and cash equivalents:
                    Beginning of period                                                 48,104             490
                                                                                    ----------       ---------

                    End of period                                                   $    9,016           2,192
                                                                                    ==========       =========

See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                                 March 31, 1996
                                  (unaudited)


(1)      Basis of Consolidated Financial Statement Preparation
         The accompanying unaudited consolidated financial statements include the accounts of American Cable TV Investors 4, Ltd. ("ACT 4") and Newport News, a limited partnership in which ACT 4 has a 60% ownership interest. All significant intercompany transactions and accounts have been eliminated. American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owns the 40% minority interest in Newport News, which was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System"). ACT 4 and Newport News are collectively referred to herein as the Partnership.

         TCI Cablevision Associates, Inc. ("Cablevision") is the managing agent of the Partnership and owns 100% of the common stock of a general partner of the general partner of ACT 4. Cablevision is an indirect majority-owned subsidiary of Tele-Communications, Inc. ("TCI").

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1996 and its results of operations for the three months ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.


(2)      Sales Transactions
         During 1995, ACT 4 sold all of its wholly-owned cable television systems (the "Wholly-Owned Systems") in three separate sales transactions (the "Wholly-Owned Sales"). In addition, on January 1, 1996 the Newport News System was sold (the "Newport News Sale" and together with the Wholly-Owned Sales, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         In one transaction, ACT 4 sold its cable television system located in and around Colton, California (the "Colton System") on July 3, 1995 to an indirect subsidiary of TCI for cash proceeds of $10,216,000.

         In a second transaction, ACT 4 sold its cable television system located in and around North and South Kona and North and South Kohala, Hawaii (the "Kona System") on July 3, 1995 to Time Warner Cable Ventures, a Division of Time Warner Entertainment Company L.P. ("Time Warner") for cash proceeds of $31,119,000, of which $2,500,000 has been placed in escrow (the "Kona Escrow"). ACT 4's receipt of the Kona Escrow will be subject to any indemnifiable claims by Time Warner through July 2, 1996.

         In a third transaction, ACT 4 sold its cable television system located in and around Chino, California on December 1, 1995 to Citizens Century Cable Television Venture ("Citizens-Century"), an unaffiliated third party, for cash proceeds of $40,585,000. Pursuant to the terms of the sale agreement, $2,025,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Citizens-Century through May 29, 1996.

         In a fourth transaction, the Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Cox through September 27, 1996. ACT 4 has a 60% ownership interest in Newport News. Accordingly, ACT 4 received $50,544,000 of the net cash proceeds (after satisfaction of transaction costs and Newport News' liabilities) from the Newport News Sale in January 1996.

         The gain on the Newport News Sale has been reduced by approximately $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News.

         All of the Sales Transactions were approved by the limited partners at a special meeting that occurred on June 20, 1995.

         In connection with the Wholly-Owned Sales, the Partnership used most of the cash proceeds to (i) pay disposition fees of $2,454,000 ($1,840,500 to Cablevision and $613,500 to Presidio Cable IV Corp. ("PCC"), a subsidiary of Presidio) and (ii) repay debt and related accrued interest of $35,150,000. In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to PCC), (ii) repay debt and related accrued interest of $24,306,000 and (iii) make initial cash distributions to ACT 4 and ACT 5 of $50,544,000 and $33,696,000, respectively. The Partnership then made initial distributions in January 1996 to its general and limited partners of $7,606,000 ($6,085,000 to Cablevision and $1,521,000 to
         PCC) and $81,003,000 ($675 per limited partnership unit), respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The allocation of distributions to the general and limited partners is based upon percentages set forth in ACT 4's limited partnership agreement and, therefore, such allocation is not directly affected by the general and limited partners' respective financial statement capital account balances (which balances include the original capital contributions of each class of partners and the allocation of the Partnership's inception-to-date net earnings). Accordingly, the amounts ultimately distributed to the Partnership's partners will not correspond to the respective financial statement capital account balances of the general and limited partners. However, due to differences in the financial statement and federal income tax treatment of the allocation of the gain recognized in connection with the Sales Transactions, the amounts ultimately distributed to the Partnership's partners will correspond to their respective capital account balances, as reported for federal income tax purposes. There is no assurance as to the timing or amount of ACT 4's final cash distributions.

 (3)     Allocation of Net Earnings and Net Losses
         Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partners and 75% to the limited partners.

         Net earnings (loss) per limited partnership unit is calculated by dividing the net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during the period. The Partnership's January 1996 distributions, which were funded with proceeds from the Sales Transactions, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred in connection with the consummation of the Newport News Sale. Accordingly, the limited partners' share of earnings for the three months ended March 31, 1996 includes $22,578,000 allocated prior to achieving Payback and $27,829,000 allocated after achieving Payback.

 (4)     Supplemental Disclosure of Cash Flow Information
         The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At March 31, 1996, $9,016,000 of the Partnership's cash and cash equivalents was invested in commercial paper and money market funds.

         The Partnership is exposed to credit loss in the event of non-performance by the other parties to the aforementioned financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

         Cash paid by the Partnership for interest was $62,000 and $1,141,000 during the three months ended March 31, 1996 and 1995, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(5)      Debt

                                                                     March 31,          December 31,
                                                                       1996                 1995
                                                                   -----------         -------------
                                                                           amounts in thousands
     Newport News Bank Credit Facility (a)                         $        --                23,400
     Subordinated promissory note payable to
        Cablevision (b)                                                     --                   855
                                                                   -----------           -----------
                                                                   $        --                24,255
                                                                   ===========           ===========


         (a) The Newport News Bank Credit Facility was repaid in full in January 1996 with proceeds from the Newport News Sale. See note 2.


         (b) Interest accrued at 13.55% per annum on the subordinated notes. Accrued interest amounted to $216,000 at December 31, 1995 and was included with the subordinated notes. At December 31, 1995, all of the amounts due under the subordinated notes related to Newport News. In January 1996 the Partnership used proceeds from the Newport News Sale to repay amounts due under the subordinated notes. See notes 2 and 6.


(6)      Transactions with Related Parties
         The Partnership purchased programming services from affiliates of TCI. The charges, which approximated such TCI affiliates' cost and were based upon the number of subscribers served by the Partnership, aggregated $1,913,000 during the three months ended March 31, 1995.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% (approximately 5-1/2% to Cablevision and 1/2% to PCC) of the Partnership's gross revenue, as defined in the management agreement. Such fees aggregated $574,000 for the three months ended March 31, 1995.

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 and $177,000 for the three months ended March 31, 1996 and 1995, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         The Colton System shared office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, certain of Colton System's operating and administrative salaries and expenses were allocated based upon the Colton System's estimated utilization of such office facilities and personnel. ACT 4 sold the Colton System to an indirect subsidiary of TCI on July 3, 1995. See note 2.

         Cablevision and PCC had agreed to defer payment of certain management fees and expense reimbursements owed to them by the Partnership, which were in excess of the payment amount allowed by the terms of the Partnership's bank credit facilities. In addition, Cablevision made advances to the Partnership. Such deferred amounts and advances were evidenced by subordinated notes payable to Cablevision. See note 5. Total interest charged by Cablevision for the three months ended March 31, 1995 was $151,000.

         The Partnership was obligated to pay a disposition fee equal to 3% (2-1/4% to Cablevision and 3/4% to PCC) of the gross proceeds from the sale of any of its cable systems. Such fee was due and payable at the time the cable system was sold if the consideration received was greater than its adjusted cost, as defined in ACT 4's limited partnership agreement. The Partnership paid $3,668,000 of disposition fees during the three months ended March 31, 1996 in connection with the Newport News Sale. See note 2.

         Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.


(7)      Minority Interest
         Through December 31, 1995, the Partnership allocated to ACT 5 losses of Newport News in excess of ACT 5's investment in Newport News. At December 31, 1995, aggregate excess losses of $4,206,000 were reflected as an asset in the accompanying consolidated balance sheets. The gain allocated to ACT 5 upon the consummation of the Newport News Sale was more than sufficient to offset such excess losses. See note 2.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES





Management's Discussion and Analysis of
  Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the accompanying consolidated statements and the Partnership's December 31, 1995 Annual Report on Form 10-K.

         General
         Sales Transactions. During 1995, ACT 4 sold the Wholly-Owned Systems in three separate sales transactions. In addition, on January 1, 1996 the Newport News System was sold. As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

         In one transaction, ACT 4 sold the Colton System on July 3, 1995 to an indirect subsidiary of TCI for net cash proceeds of $10,216,000.

         In a second transaction, ACT 4 sold the Kona System on July 3, 1995 to Time Warner for net proceeds of $31,119,000 of which $2,500,000 has been placed in escrow and will be subject to any indemnifiable claims made by Time Warner through July 2, 1996.

         In a third transaction, ACT 4 sold the Chino System on December 1, 1995 to Citizens-Century, an unaffiliated third party, for net proceeds of $40,585,000. Pursuant to the terms of the sale agreement, $2,025,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Citizens-Century through May 29, 1996.

         In a fourth transaction, the Newport News System was sold on January 1, 1996 to Cox, an unaffiliated third party, for cash proceeds of $121,886,000. Pursuant to the terms of the sale agreement, $5,000,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Cox through September 27, 1996. ACT 4 has a 60% ownership interest in Newport News. Accordingly, ACT 4 received $50,544,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale. The Partnership then made initial distributions in January 1996 to its general and limited partners of $7,606,000 ($6,085,000 to Cablevision and $1,521,000 to PCC) and $81,003,000 ($675 per limited partnership unit), respectively.

         All of the Sales Transactions were approved by the limited partners at a special meeting that occurred on June 20, 1995.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES





         Material Changes in Results of Operations

         As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three months ended March 31, 1996 include selling, general and administrative ("SG&A") expenses, the gain from the Newport News Sale and the minority interest's share of Newport News' net earnings. The Partnership's SG&A expenses are comprised primarily of legal and other costs associated with the administration of the Partnership. The gain from the Newport News Sale has been reduced by approximately $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying consolidated financial statements.

         Material Changes in Financial Condition

         The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds from the Newport News escrow.

         During the three months ended March 31, 1996, the Partnership used cash proceeds received in connection with the Sales Transactions to make distributions to its partners and to fund other financing and operating activities. See the Partnership's consolidated statements of cash flows included within the accompanying consolidated financial statements and "General" above.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES





PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (27 ) Financial Data Schedule

    (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:

                              Items
         Date of Report       Reported       Financial Statements Filed
         --------------       --------       --------------------------

         January 12, 1996     Items 2        None
                              and 7

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         AMERICAN CABLE TV INVESTORS 4, LTD.
                                          (A Colorado Limited Partnership)

                                         By:      IR-TCI PARTNERS IV, L.P.,
                                                  Its General Partner

                                         By:      TCI VENTURES FOUR, INC.,
                                                  A General Partner



Date:      May 15, 1996                  By:  /s/ Gary K. Bracken
                                            ----------------------------------
                                            Gary K. Bracken
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
- -------                          -----------

   27                 Financial Data Schedule