Form 10-Q
period 1996-06-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1996-08-14
CIK 785025

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 1996

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from       to
                                                             -----    -----

Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Colorado                                   84-1013221
- - --------------------------------                      --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)


            5619 DTC Parkway
          Englewood, Colorado                                 80111
- - ----------------------------------------                -----------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -----        -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                  (unaudited)

                                  (see note 2)

                                                                      June 30,              December 31,
                                                                        1996                   1995
                                                                     ----------             -----------
Assets                                                                      amounts in thousands
- - ------
Cash and cash equivalents (note 4)                                   $       --                48,104

Amounts due from related parties (note 6)                                 2,021                    --

Trade and other receivables                                                  --                   842

Prepaid expenses                                                             --                    21

Property and equipment:
   Land                                                                      --                   210
   Cable distribution systems                                                --                30,719
   Support equipment and buildings                                           --                 4,094
                                                                     ----------              --------
                                                                             --                35,023
   Less accumulated depreciation                                             --                17,933
                                                                     ----------              --------
                                                                             --                17,090
                                                                     ----------              --------

Franchise costs and other intangibles                                        --                40,977
   Less accumulated amortization                                             --                39,873
                                                                     ----------              --------
                                                                             --                 1,104
                                                                     ----------              --------

Minority interest in deficit of Newport News
   Cablevision, Ltd. ("Newport News")
   (note 7)                                                                  --                 4,206

Funds held in escrow (notes 2 and 8)                                      9,525                 4,525

Other assets, net of accumulated amortization                                --                   259
                                                                     ----------              --------

                                                                     $   11,546                76,151
                                                                     ==========              ========


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, continued


                                                                         June 30,              December 31,
                                                                           1996                   1995
                                                                         ---------             ------------
Liabilities and Partners' Equity                                               amounts in thousands
- - --------------------------------
Cash overdraft                                                           $     516                 6,446

Accounts payable                                                                --                    75

Accrued expenses:
   Franchise fees                                                               --                 1,556
   Sales taxes                                                                  --                 1,240
   Other                                                                       285                   792
                                                                         ---------              --------
                                                                               285                 3,588
                                                                         ---------              --------
Subscriber advance payments and converter
   deposits                                                                     --                   310

Amounts due to related parties (note 6)                                         --                 4,203

Debt (note 5)                                                                   --                24,255
                                                                         ---------              --------

        Total liabilities                                                      801                38,877
                                                                         ---------              --------

Minority interest in Newport News (note 7)                                   2,013                    --

Partners' equity (deficit):
  General partner                                                            1,787                  (150)
  Limited partners                                                           6,945                37,424
                                                                         ---------              --------

        Total partners' equity                                               8,732                37,274
                                                                         ---------              --------
Commitments and contingencies (notes 6 and 8)
                                                                           $11,546                76,151
                                                                         =========              ========


See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations

                                  (unaudited)

                                  (see note 2)

                                                        Three months ended              Six months ended
                                                             June 30,                       June 30,
                                                    --------------------------     -------------------------
                                                       1996            1995           1996          1995
                                                    ----------      ----------     ----------    -----------
                                                                      amounts in thousands,
                                                                       except unit amounts
Revenue                                             $       --           9,895             --         19,510

Operating costs and expenses:
   Programming (primarily from
      related parties - note 6)                             --           2,165             --          4,161
   Operating (including allocations
      from related parties - note 6)                        --             803             --          1,588
   Selling, general and administrative
      (including charges from related
         parties - note 6)                                   7           3,740            132          6,709
   Depreciation and amortization                            --           3,122           --            6,272
                                                    ----------      ----------     ----------    -----------
            Total operating expenses                         7           9,830            132         18,730
                                                    ----------      ----------     ----------    -----------

            Operating income (loss)                         (7)             65           (132)           780

Other income (expense):
   Gain on sale of cable television
      system, net of $510,000 of costs
      and expenses related to 1995
      operations (note 2)                                   --              --         99,700             --
   Interest expense                                         --          (1,228)           (10)        (2,520)
   Interest income                                         171              37            424             49
   Minority interest's share of losses
      (earnings) of Newport News                            (8)            129        (39,915)           210
                                                    ----------      ----------     ----------    -----------

            Net earnings (loss)                     $      156            (997)        60,067         (1,481)
                                                    ==========      ==========     ==========    ===========

Net earnings (loss) per limited                     $     0.97           (8.22)        421.02         (12.22)
                                                    ==========      ==========     ==========    ===========
    partnership unit

Limited partnership units
   outstanding                                         120,005         120,005        120,005        120,005
                                                    ==========      ==========     ==========    ===========


See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Consolidated Statement of Partners' Equity

                         Six months ended June 30, 1996

                                  (unaudited)

                                  (see note 2)


                                                                     General         Limited
                                                                     partner         partners         Total
                                                                    --------         --------         ------
                                                                             amounts in thousands
Balance at January 1, 1996                                           $  (150)          37,424         37,274

   Distribution                                                       (7,606)         (81,003)       (88,609)

   Net earnings                                                        9,543           50,524         60,067
                                                                     -------          -------        -------

Balance at June 30, 1996                                             $ 1,787            6,945          8,732
                                                                     =======          =======        =======


See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (unaudited)

                                  (see note 2)

                                                                                         Six months ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                     1996              1995
                                                                                  ----------        ----------
                                                                                       amounts in thousands
                                                                                           (see note 4)
Cash flows from operating activities:
   Net earnings (loss)                                                            $   60,067            (1,481)
   Adjustments to reconcile net earnings (loss) to
      net cash provided by (used in) operating activities:
         Depreciation and amortization                                                    --             6,272
         Gain on sale of cable television system                                    (100,210)               --
         Minority interest's share of earnings (losses)
            of Newport News                                                           39,915              (210)
         Management fees, expense reimbursements and
            interest accrued but not paid                                                 --               417
         Changes in operating assets and liabilities, net of
            effects from sale of cable television system:
              Net change in receivables, prepaid expenses,
                and other assets                                                         863              (350)
              Net change in accounts payable, accrued
                expenses, subscriber advance payments
                and converter deposits, and amounts due
                to/from related parties                                               (9,431)            4,835
                                                                                  ----------        ----------

               Net cash provided by (used in) operating activities                    (8,796)            9,483
                                                                                  ----------        ----------

Cash flows from investing activities:
   Capital expended for property and equipment                                           (36)           (1,283)
   Proceeds from sale of cable television system,
      net of disposition fees paid                                                   113,218                --
   Other investing activities                                                             --              (126)
                                                                                  ----------        ----------

               Net cash provided by (used in) investing activities                   113,182            (1,409)
                                                                                  ----------        ----------

Cash flows from financing activities:
   Repayments of debt                                                                (24,255)           (4,000)
   Distributions to partners                                                         (88,609)               --
   Distribution to minority owners of Newport News                                   (33,696)               --
   Change in cash overdraft                                                           (5,930)               --
                                                                                  ----------        ----------

               Net cash used in financing activities                                (152,490)           (4,000)
                                                                                  ----------        ----------

               Net increase (decrease) in cash and
                  cash equivalents                                                   (48,104)            4,074

               Cash and cash equivalents:
                  Beginning of period                                                 48,104               490
                                                                                  ----------        ----------

                  End of period                                                   $       --             4,564
                                                                                  ==========        ==========

See accompanying notes to consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 June 30, 1996
                                  (unaudited)

(1)      Basis of Consolidated Financial Statement Preparation
         The accompanying unaudited consolidated financial statements include the accounts of American Cable TV Investors 4, Ltd. ("ACT 4") and Newport News, a limited partnership in which ACT 4 has a 60% ownership interest. All significant intercompany transactions and accounts have been eliminated. American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owns the 40% minority interest in Newport News. Newport News was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System"). ACT 4 and Newport News are collectively referred to herein as the Partnership.

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

         The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1996 and its results of operations for the six months ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

         In a second transaction, ACT 4 sold its cable television system located in and around North and South Kona and North and South Kohala, Hawaii (the "Kona System") on July 3, 1995 to Time Warner Cable Ventures, a Division of Time Warner Entertainment Company L.P. ("Time Warner") for cash proceeds of $31,119,000, of which $2,500,000 has been placed in escrow (the "Kona Escrow"). ACT 4's receipt of the Kona Escrow is subject to any indemnifiable claims by Time Warner through July 2, 1996. ACT 4 has submitted its request for the release of the Kona Escrow and anticipates that the Kona Escrow, exclusive of approximately $125,000 held for pending claims, will be released to ACT 4 in the third quarter of 1996.

         In a third transaction, ACT 4 sold its cable television system located in and around Chino, California on December 1, 1995 to Citizens Century Cable Television Venture ("Citizens-Century"), an unaffiliated third party, for cash proceeds of $40,585,000 ("Chino Sale").
         Pursuant to the terms of the sale agreement, $2,025,000 of the sales price was placed in escrow (the "Chino Escrow") and was subject to any indemnifiable claims made by Citizens-Century through May 29, 1996.
         In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification will have the effect of delaying the release from the Chino Escrow of funds related to such claim. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4. See note 8.

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

         The allocation of distributions to the general and limited partners of ACT 4 is based upon percentages set forth in ACT 4's limited partnership agreement and, therefore, such allocation is not directly affected by the general and limited partners' respective financial statement capital account balances (which balances include the original capital contributions of each class of partners and the allocation of ACT 4's inception-to-date net earnings). Accordingly, the amounts ultimately distributed to the ACT 4 partners will not correspond to the respective financial statement capital account balances of the general and limited partners. However, due to differences in the financial statement and federal income tax treatment of the allocation of the gain recognized in connection with the Sales Transactions, the amounts ultimately distributed to the ACT 4 partners will correspond to their respective capital account balances, as reported for federal income tax purposes. There is no assurance as to the timing or amount of ACT 4's final cash distributions.

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

         Net earnings (loss) per limited partnership unit is calculated by dividing the net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during the period. ACT 4's January 1996 distributions, which were funded with proceeds from the Sales Transactions, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred in connection with the consummation of the Newport News Sale. Accordingly, the limited partners' share of earnings for the six months ended June 30, 1996 includes $22,578,000 allocated prior to achieving Payback and $27,946,000 allocated after achieving Payback.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(4)      Supplemental Disclosure of Cash Flow Information
         The Partnership considers investments with initial maturities of six months or less to be cash equivalents.

         Cash paid by the Partnership for interest was $62,000 and $2,230,000 during the six months ended June 30, 1996 and 1995, respectively.

(5)      Debt

                                                                         June 30,              December 31,
                                                                           1996                   1995
                                                                        -----------            ------------
                                                                               amounts in thousands
          Newport News Bank Credit Facility (a)                         $        --                23,400
          Subordinated promissory note payable to
             Cablevision (b)                                                     --                   855
                                                                        -----------             ---------
                                                                        $        --                24,255
                                                                        ===========             =========


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

(6)      Transactions with Related Parties
         The Partnership purchased programming services from affiliates of TCI. The charges, which approximated such TCI affiliates' cost and were based upon the number of subscribers served by the Partnership, aggregated $3,793,000 during the six months ended June 30, 1995.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% (approximately 5-1/2% to Cablevision and 1/2% to PCC) of the Partnership's gross revenue, as defined in the management agreement. Such fees aggregated $1,167,000 for the six months ended June 30, 1995.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 and $353,000 for the six months ended June 30, 1996 and 1995, respectively.

         The Colton System shared office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, certain of the Colton System's operating and administrative salaries and expenses were allocated based upon the Colton System's estimated utilization of such office facilities and personnel. ACT 4 sold the Colton System to an indirect subsidiary of TCI on July 3, 1995. See note 2.

         Cablevision and PCC had agreed to defer payment of certain management fees and expense reimbursements owed to them by the Partnership, which were in excess of the payment amount allowed by the terms of the Partnership's bank credit facilities. In addition, Cablevision made advances to the Partnership. Such deferred amounts and advances were evidenced by subordinated notes payable to Cablevision. See note 5. Total interest charged by Cablevision for the six months ended June 30, 1995 was $329,000.

         The Partnership was obligated to pay a disposition fee equal to 3% (2-1/4% to Cablevision and 3/4% to PCC) of the gross proceeds from the sale of any of its cable systems. Such fee was due and payable at the time the cable system was sold if the consideration received was greater than its adjusted cost, as defined in ACT 4's limited partnership agreement. The Partnership paid disposition fees of $3,668,000 during the six months ended June 30, 1996 in connection with the Newport News Sale. See note 2.

         Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

         Amounts due from related parties bear interest at variable rates (5.25% at June 30, 1996). During the six months ended June 30, 1996, interest earned on amounts due from TCI and its affiliates was not material.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)      Contingencies

         In May 1996, Citizens Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification will have the effect of delaying the release from the Chino Escrow of funds related to such claim. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4. See note 2.

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

         General

         Sales Transactions. During 1995, ACT 4 sold the Wholly-Owned Systems in three separate sales transactions. In addition, on January 1, 1996 the Newport News System was sold. As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see note 2 to the accompanying consolidated financial statements.
                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES


         Material Changes in Results of Operations

         As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the six months ended June 30, 1996 include selling, general and administrative ("SG&A") expenses, the gain from the Newport News Sale, interest income and the minority interest's share of Newport News' net earnings. The Partnership's SG&A expenses are comprised primarily of legal and other costs associated with the administration of the Partnership. The gain from the Newport News Sale has been reduced by approximately $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying consolidated financial statements.

         Material Changes in Financial Condition

         The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds held in escrow. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification will have the effect of delaying the release of funds from the Cino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

         During the six months ended June 30, 1996, the Partnership used cash proceeds received in connection with the Sales Transactions to make distributions to its partners and to fund other financing and operating activities. See the Partnership's consolidated statements of cash flows included within the accompanying consolidated financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                 (27) Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended June 30, 1996 - none

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

                                        AMERICAN CABLE TV INVESTORS 4, LTD.
                                         (A Colorado Limited Partnership)

                                        By:     IR-TCI PARTNERS IV, L.P.,
                                                Its General Partner

                                        By:     TCI VENTURES FOUR, INC.,
                                                A General Partner



Date:      August 14, 1996              By:     /s/ Gary K. Bracken
                                                -----------------------------
                                                Gary K. Bracken
                                                Vice President and Controller
                                                (Principal Accounting Officer)

                               Index to Exhibits

Exhibit
Number               Description
- - -------              -----------
  27                 Financial Data Schedule