Form 10-Q
period 1996-09-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1996-11-13
CIK 785025

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1996

                               OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-15745


               AMERICAN CABLE TV INVESTORS 4, LTD.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)


       State of Colorado                          84-1013221
  ------------------------------               ---------------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)                Identification No.)


       5619 DTC Parkway
     Englewood, Colorado                             80111
------------------------------                     ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:   (303)  267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.     Yes   X       No
                  ---         ---

PART I - FINANCIAL INFORMATION

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

                   Consolidated Balance Sheets

                           (unaudited)

                          (see note 2)

                                      September 30,  December 31,
                                          1996          1995
                                      ------------   ------------
Assets                                   amounts in thousands

Cash and cash equivalents (note 4)      $ 1,896       48,104

Trade and other receivables                 308          842

Prepaid expenses                             --           21

Property and equipment:
 Land                                        --          210
 Cable distribution systems                  --       30,719
 Support equipment and buildings             --        4,094
                                        -------      -------
                                                      35,023
 Less accumulated depreciation               --       17,933
                                        -------      -------
                                             --       17,090
                                        -------      -------

Franchise costs and other intangibles        --       40,977
 Less accumulated amortization               --       39,873
                                        -------      -------
                                             --        1,104
                                        -------      -------

Minority interest in deficit of Newport
 News Cablevision, Ltd. ("Newport
 News")  (note 7)                            --        4,206

Funds held in escrow (notes 2 and 8)      9,525        4,525

Other assets, net of accumulated
 amortization                                --          259
                                         ------      -------

                                        $11,729       76,151
                                        =======      =======

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

             Consolidated Balance Sheets, continued

                                      September 30, December 31,
                                          1996         1995
                                      -----------   ------------
Liabilities and Partners' Equity         amounts in thousands
Cash overdraft                          $   403        6,446

Accounts payable                             --           75

Accrued expenses:
 Franchise fees                              --        1,556
 Sales taxes                                 --        1,240
 Other                                      148          792
                                        -------      -------
                                            148        3,588
                                        -------      -------
Subscriber advance payments and
 converter deposits                          --          310

Amounts due to related parties              201        4,203
 (note 6)

Debt (note 5)                                --       24,255
                                        -------      -------

   Total liabilities                        752       38,877
                                        -------      -------
Minority interest in Newport News
 (note 7)                                 2,074           --

Partners' equity (deficit):
 General partner                          1,830        (150)
 Limited partners                         7,073       37,424
                                        -------      -------

   Total partners' equity                 8,903       37,274
                                        -------      -------

Commitments and contingencies (notes 6
 and 8)
                                        $11,729       76,151
                                        =======      =======


See accompanying notes to consolidated financial statements.
                               I-2

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

              Consolidated Statements of Operations

                           (unaudited)

                          (see note 2)



                           Three months ended  Nine months ended
                              September 30,      September 30,
                              1996     1995      1996     1995
                                     amounts in thousands,
                                      except unit amounts

Revenue                       $  --    7,571       --     27,081

Operating costs and
expenses:
  Programming (primarily from
   related parties - note 6)     --    1,670       --      5,831
  Operating (including
   allocations from related
   parties - note 6)             --      694       --      2,282
  Selling, general and
   administrative (including
   charges from related parties
   - note 6)                      93    2,579      225     9,288
 Depreciation and
  amortization                    --    2,484       --     8,756
                                ----    -----     ----     -----
     Total operating
      expenses                    93    7,427      225    26,157
                                ----    -----     ----    ------

     Operating income (loss)     (93)     144     (225)      924

Other income (expense):
  Gain on sale of cable
   television system, net of
   $510,000 of costs and
   expenses in 1996 related to
   1995 operations (note 2)       --   29,503   99,700    29,503

 Interest expense                 --     (544)     (10)   (3,064)
 Interest income                 325       89      749       138
  Minority interest's share of
   losses (earnings) of Newport
   News                          (61)      41  (39,976)      251
                                -----    ----  --------    -----

     Net earning s             $ 171   29,233   60,238    27,752
                               =====   ======   ======    ======

Earnings per limited
 partnership unit              $1.07   241.16   422.08    228.94
                              ======  =======   ======   =======
Limited partnership units
 outstanding                 120,005  120,005  120,005   120,005
                             =======  =======  =======   =======


See accompanying notes to consolidated financial statements.

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

           Consolidated Statement of Partners' Equity

              Nine months ended September 30, 1996

                           (unaudited)

                          (see note 2)

                                      General    Limited
                                      partner    partners    Total
                                      -------    --------    -----
                                         amounts in thousands

Balance at January 1, 1996            $(150)     37,424     37,274

 Distribution                        (7,606)    (81,003)   (88,609)

 Net earnings                         9,586      50,652     60,238
                                     ------      ------    -------

Balance at September 30, 1996        $1,830       7,073      8,903
                                     ======      ======     ======

See accompanying notes to consolidated financial statements.

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

              Consolidated Statements of Cash Flows

                           (unaudited)

                          (see note 2)

                                                Nine months ended
                                                  September 30,
                                                -----------------
                                                 1996      1995
                                                ------    -------
                                              amounts in thousands
                                                  (see note 4)
Cash flows from operating activities:
 Net earnings                                 $ 60,238     27,752
  Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
    Depreciation and amortization                   --      8,756
    Gain on sale of cable television system   (100,210)   (29,503)
      Minority interest's share of earnings
       (losses) of Newport News                 39,976       (251)
      Management fees, expense reimbursements
       and interest accrued but not paid            --        108
      Changes in operating assets and liabilities,
       net of effects from sale of cable
       television system:
            Net change in receivables, prepaid
             expenses, and other assets             555       (94)
               Net change in accounts payable,
                accrued expenses, subscriber
                advance payments and converter
                deposits, and amounts due to
                related parties                  (7,346)     4,491
                                                --------    -------

          Net cash provided by (used in)
           operating activities                  (6,787)    11,259
                                                -------    -------

Cash flows from investing activities:
 Capital expended for property and equipment        (36)    (1,847)
  Proceeds from sale of cable television
   systems,net of disposition fees paid         113,218     37,572
  Other investing activities                         --       (150)
                                                -------    -------
          Net cash provided by investing
           activities                           113,182     35,575
                                                -------    -------

Cash flows from financing activities:
 Repayments of debt                             (24,255)   (41,708)
 Distributions to partners                      (88,609)        --
 Distribution to minority owners of
  Newport News                                  (33,696)        --
 Change in cash overdraft                        (6,043)        --
                                               ---------   -------

          Net cash used in financing
           activities                          (152,603)   (41,708)
                                              ---------   --------

               Net increase (decrease) in cash
                and cash equivalents            (46,208)     5,126

          Cash and cash equivalents:
           Beginning of period                   48,104        490
                                                -------     ------

           End of period                       $  1,896      5,616
                                              =========   ========


See accompanying notes to consolidated financial statements.

             AMERICAN CABLE TV INVESTORS 4, LTD.
              (A Colorado Limited Partnership)
                    AND SUBSIDIARIES

         Notes to Consolidated Financial Statements

                       September 30, 1996
                           (unaudited)


(1)  Basis of Consolidated Financial Statement Preparation
     ------------------------------------------------------
     The accompanying unaudited consolidated financial statements include the accounts of American Cable TV Investors 4, Ltd. ("ACT 4") and Newport News, a limited partnership in which ACT 4 has a 60% ownership interest. All significant intercompany transactions and accounts have been eliminated. American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owns the 40% minority interest in Newport News. Newport News was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System"). ACT 4 and Newport News are collectively referred to herein as the Partnership.

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

     The accompanying consolidated financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1996 and its results of operations for the nine months ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These  consolidated financial statements should be  read  in conjunction  with the consolidated financial statements  and related notes thereto included in ACT 4's December 31,  1995
     Annual Report on Form 10-K.

(2)  Sales Transactions
     ------------------
     During 1995, ACT 4 sold all of its wholly-owned cable television systems (the "Wholly-Owned Systems") in three separate sales transactions (the "Wholly-Owned Sales"). In addition, on January 1, 1996 the Newport News System was sold (the "Newport News Sale" and together with the Wholly-Owned Sales, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

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

     In a second transaction, ACT 4 sold its cable television system located in and around North and South Kona and North and South Kohala, Hawaii (the "Kona System") on July 3, 1995 to Time Warner Cable Ventures, a Division of Time Warner Entertainment Company L.P. ("Time Warner") for cash proceeds of $31,119,000, of which $2,500,000 was placed in escrow (the "Kona Escrow"). The Kona Escrow was subject to any indemnifiable claims by Time Warner through July 2, 1996. Subsequent to September 30, 1996, the Kona Escrow, exclusive of $108,000 paid to Time Warner in connection with a claim for indemnification, was released to ACT 4. The amount due Time Warner for such claim has been included in "Other accrued expenses" in the accompanying consolidated balance sheets. Such amount was charged to operations prior to 1996. ACT 4 also received interest of $147,000 in conjunction with the release of the Kona Escrow.

     In a third transaction, ACT 4 sold its cable television system located in and around Chino, California on December 1, 1995 to Citizens Century Cable Television Venture ("Citizens-Century"), an unaffiliated third party, for cash proceeds of $40,585,000 (the "Chino Sale"). Pursuant to the terms of the sale agreement, $2,025,000 of the sales price was placed in escrow (the "Chino Escrow") and was subject to any indemnifiable claims made by Citizens-Century through May 29, 1996. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4. See note 8.

     In a fourth transaction, the Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow (the "Newport News Escrow") and was subject to any indemnifiable claims made by Cox through September 27, 1996. Subsequent to September 30, 1996, the Newport News Escrow plus accrued interest of $170,000 was released to Newport News. ACT 4 has a 60% ownership interest in Newport News. Accordingly, ACT 4 received $50,544,000 of the net cash proceeds (after satisfaction of transaction costs and Newport News' liabilities and exclusive of Newport News' Escrow) from the Newport News Sale in January 1996 and received 60% of the Newport News Escrow and accrued interest subsequent to September 30, 1996.

     The gain on the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News.

                                                      (continued)
                               I-7

            AMERICAN CABLE TV INVESTORS 4, LTD.
             (A Colorado Limited Partnership)
                   AND SUBSIDIARIES

       Notes to Consolidated Financial Statements



     All of the Sales Transactions were approved by the limited partners at a special meeting that occurred on June 20, 1995.

     In connection with the Wholly-Owned Sales, ACT 4 used most of the cash proceeds to (i) pay disposition fees of
     $2,454,000  ($1,840,500  to  Cablevision  and  $613,500   to
     Presidio Cable IV Corp. ("PCC"), a subsidiary of Presidio Capital Corp.) and (ii) repay debt and related accrued interest of $35,150,000. In connection with the Newport News Sale, Newport News used most of the cash proceeds to
     (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to PCC), (ii) repay debt and related accrued interest of $24,306,000 and (iii) make initial cash distributions to ACT 4 and ACT 5 of $50,544,000 and $33,696,000, respectively. ACT 4 then made initial distributions in January 1996 to its general and limited partners of $7,606,000 ($6,085,000 to Cablevision and $1,521,000 to PCC) and $81,003,000 ($675 per limited partnership unit), respectively.

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


 (3) Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partners and 75% to the limited partners.

     Earnings  per  limited  partnership unit  is  calculated  by dividing  the  net  earnings  attributable  to  the  limited partners by the number of limited partnership units outstanding during the period. ACT 4's January 1996 distributions, which were funded with proceeds from the Sales Transactions, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred in connection with the consummation of the Newport News Sale. Accordingly, the limited partners' share of earnings for the nine months ended September 30, 1996 includes $22,578,000 allocated prior to achieving Payback and $28,074,000 allocated after achieving Payback.

                                                      (continued)
                              I-8

            AMERICAN CABLE TV INVESTORS 4, LTD.
             (A Colorado Limited Partnership)
                    AND SUBSIDIARIES

        Notes to Consolidated Financial Statements

(4)  Supplemental Disclosure of Cash Flow Information
     -------------------------------------------------
     The   Partnership   considers   investments   with   initial
     maturities of six months or less to be cash equivalents.  At
     September 30, 1996, $1,896,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     Cash  paid  by the Partnership for interest was $62,000  and
     $2,764,000 during the nine months ended September  30,  1996 and 1995, respectively.


(5)  Debt

                                       September 30, December 31,
                                           1996         1995
                                       ------------  ------------
                                          amounts in thousands

     Newport News Bank Credit Facility(a) $   --       23,400
     Subordinated promissory note
      payable to Cablevision (b)              --          855
                                          ------       ------
                                          $   --       24,255
                                          ======       ======

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

(6)  Transactions with Related Parties
     ---------------------------------
     The Partnership purchased programming services from affiliates of TCI. The charges, which approximated such TCI affiliates' cost and were based upon the number of subscribers served by the Partnership, aggregated $5,236,000 during the nine months ended September 30, 1995.

     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% (approximately 5-1/2% to Cablevision and 1/2% to PCC) of the Partnership's gross revenue, as defined in the management agreement. Such fees aggregated $1,659,000 for the nine months ended September 30, 1995.

                                                      (continued)
                               I-9

              AMERICAN CABLE TV INVESTORS 4, LTD.
               (A Colorado Limited Partnership)
                     AND SUBSIDIARIES

           Notes to Consolidated Financial Statements

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $27,000 and $500,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

     Cablevision and PCC had agreed to defer payment of certain management fees and expense reimbursements owed to them by the Partnership, which were in excess of the payment amount allowed by the terms of the Partnership's bank credit facilities. In addition, Cablevision made advances to the Partnership. Such deferred amounts and advances were evidenced by subordinated notes payable to Cablevision. See note 5. Total interest charged by Cablevision for the nine months ended September 30, 1995 was $366,000.

     The Partnership was obligated to pay a disposition fee equal to 3% (2-1/4% to Cablevision and 3/4% to PCC) of the gross proceeds from the sale of any of its cable systems. Such fee was due and payable at the time the cable system was sold if the consideration received was greater than its adjusted cost, as defined in ACT 4's limited partnership agreement. The Partnership paid disposition fees of $3,668,000 and $1,239,000 during the nine months ended September 30, 1996 and 1995, respectively, in connection with certain of the Sales Transactions. See note 2.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.


(7)  Minority Interest
     -----------------
     Through December 31, 1995, ACT 4 allocated to ACT 5 losses of Newport News in excess of ACT 5's investment in Newport News. At December 31, 1995, aggregate excess losses of $4,206,000 were reflected as an asset in the accompanying consolidated balance sheets. The gain allocated to ACT 5 upon the consummation of the Newport News Sale was more than sufficient to offset such excess losses. See note 2.

                                                      (continued)
                           I-10

              AMERICAN CABLE TV INVESTORS 4, LTD.
               (A Colorado Limited Partnership)
                    AND SUBSIDIARIES

          Notes to Consolidated Financial Statements
(8)  Contingencies
     --------------

     In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4. See note 2.

              AMERICAN CABLE TV INVESTORS 4, LTD.
               (A Colorado Limited Partnership)
                     AND SUBSIDIARIES


Management's Discussion and Analysis of
---------------------------------------
  Financial Condition and Results of Operations
  --------------------------------------------

      The following discussion should be read in conjunction with the accompanying consolidated statements and ACT 4's December 31, 1995 Annual Report on Form 10-K.

          General
          -------
      Sales Transactions. During 1995, ACT 4 sold the Wholly-Owned Systems in three separate sales transactions. In addition, on January 1, 1996 the Newport News System was sold. As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.
For additional information, see note 2 to the accompanying consolidated financial statements.

     Material Changes in Results of Operations
     -----------------------------------------
     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the nine months ended September 30, 1996 are primarily comprised of selling, general and administrative ("SG&A") expenses, the gain from the Newport News Sale, interest income and the minority interest's share of Newport News' net earnings. The Partnership's SG&A expenses are comprised primarily of costs associated with the administration of the Partnership. The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying consolidated financial statements.

      Interest income increased $236,000 and $611,000 during the three and nine month periods ended September 30, 1996,respectively, as compared to the corresponding prior year periods. Such increases are due to (i) an increase in the average balance of the Partnership's cash and cash equivalents and (ii) interest earned on the Newport News Escrow and the Kona Escrow.

          Material Changes in Financial Condition
          --------------------------------------
       ACT 4 anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds from the Chino Escrow. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.



                                                      (continued)

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES


     Material Changes in Financial Condition
     ---------------------------------------
      During the nine months ended September 30, 1996, the Partnership used cash proceeds received in connection with the Sales Transactions to make distributions to its partners and to fund other financing and operating activities. See the Partnership's consolidated statements of cash flows included within the accompanying consolidated financial statements.

             AMERICAN CABEL TV INVESTORS 4, LTD.
             (A Colorado Limited Partnership)
                    AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          (27 ) Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended
          September 30, 1996 - none

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

                                AMERICAN CABLE TV INVESTORS 4, LTD.
                                 (A Colorado Limited Partnership)

                                By: IR-TCI PARTNERS IV, L.P.,
                                    Its General Partner

                                By: TCI VENTURES FOUR, INC.,
                                    A General Partner



Date: November 13, 1996         By: /s/ Gary K. Bracken
                                    Gary K. Bracken
                                    Vice President and Controller
                                    (Principal Accounting Officer)