Form 10-K
period 1996-12-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1997-03-28
CIK 785025

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____

Commission File Number 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)

       State of Colorado                                      84-1013221
-----------------------------------                    ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                      Identification Number)


        5619 DTC Parkway
      Englewood, Colorado                                           80111
---------------------------------------                      ----------------
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code:  (303) 267-5500

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
          120,005 Limited Partnership Units Sold to Investors at $500 per Unit

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days. [X]  Yes   [_]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. -- N/A

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                                Page
                                                                                ----
                                    PART I

Item 1.   Business.........................................................      I-1

Item 2.   Properties.......................................................      I-2

Item 3.   Legal Proceedings................................................      I-2

Item 4.   Submission of Matters to a Vote of Security Holders..............      I-2

                                    PART II

Item 5.   Market for Registrant's Common Equity and
            Related Stockholder Matters....................................     II-1

Item 6.   Selected Financial Data..........................................     II-2

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................     II-3

Item 8.   Financial Statements and Supplementary Data......................     II-5

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................     II-5

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...............    III-1

Item 11.  Executive Compensation...........................................    III-3

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.................................................    III-3

Item 13.  Certain Relationships and Related Transactions...................    III-4

                                    PART IV

Item 14.  Exhibits, Financial Statements and Financial Statement
            Schedules, and Reports on Form 8-K.............................     IV-1

                                    PART I.

Item 1.   Business.
------    --------

     (a)  General Development of Business.
          -------------------------------

     American Cable TV Investors 4, Ltd. ("ACT 4") is a Colorado limited partnership that was formed in December of 1985 for the purpose of acquiring, developing and operating cable television systems. ACT 4's general partner (the "General Partner") is IR-TCI Partners IV, L.P. ("IR-TCI"), a Colorado limited partnership whose general partners are Integrated Cable Corp. IV ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), and TCI Ventures Four, Inc. ("TCIV 4"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Integrated Resources, Inc. ("Integrated") transferred its interest in ICC to a subsidiary of Presidio in connection with the November 1994 conclusion of Integrated's bankruptcy proceedings The limited partner of IR-TCI is Cablevision Equities V, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of ACT 4. In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 limited partnership units at a price of $500 per unit ("Unit").

     ACT 4 had a 60% ownership interest in Newport News Cablevision Associates, L.P. and its subsidiary Newport News Cablevision, Ltd. (collectively, "Newport News"). Newport News owned and operated the cable television system servicing the area in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owned the 40% minority interest in Newport News. ACT 4 and Newport News are collectively referred to herein as the Partnership.

     During 1995 ACT 4 sold all of its wholly-owned cable television systems in three separate transactions (collectively, the "Wholly-Owned Sales"). The wholly-owned cable television systems were located in and around (i) Chino, California (the "Chino System"), (ii) North and South Kona and North and South Kohala, Hawaii (collectively, the "Kona System") and (iii) Colton, California (the "Colton System"). In addition, the Newport News System was sold on January 1, 1996 (the "Newport News Sale", and together with the Wholly-Owned Sales, the "Sales Transactions"). The Sales Transactions were approved by the Partnership's limited partners at a special meeting that occurred on June 20, 1995. See "Management's Discussion and Analysis of Financial Condition and
            ---------------------------------------------------------------
Results of Operations - General."
-------------------------------

     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

     (b)  Financial Information about Industry Segments.
          ---------------------------------------------

          Not applicable.


     (c)  Narrative Description of Business.
          ---------------------------------

          Not applicable.


     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
          Sales.
          -----

          Not applicable.


Item 2.   Properties.
------    ----------

          Not applicable.


Item 3.   Legal Proceedings.
-------   -----------------

     There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.


Item 4.   Submission of Matters to a Vote of Security Holders.
-------   ---------------------------------------------------

          None.

                                   PART II.


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
-------   ---------------------------------------------------------------------

     In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 Units to the public at a price of $500 per Unit. At December 31, 1996, there were approximately 8,400 Unit holders.

     The Partnership made a cash distribution of $675 per Unit in January 1996 to holders of record as of December 1, 1995. The Partnership anticipates making final cash distributions to its partners as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the claim for indemnification which was filed by the purchaser of the Chino System. For additional information see note 6 to the accompanying financial statements and "Management's Discussion and Analysis of
                                       ---------------------------------------
Financial Condition and Results of Operations - General."
-------------------------------------------------------

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the underlying net assets of the Partnership.

Item 6.   Selected Financial Data.
-------   -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1996 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

     SUMMARY BALANCE SHEET DATA:
     ---------------------------

                                                           December 31,
                                   ---------------------------------------------------------
                                      1996(1)      1995(2)      1994        1993      1992
                                   -----------   ---------    ---------   --------  --------
                                                       amounts in thousands
     Cash and cash equivalents      $ 4,216        48,104          490      1,533     3,066
     Property and equipment, net    $   --         17,090       40,721     42,811    44,699
     Franchises costs and
       other intangibles, net       $   --          1,104       10,736     17,071    25,460
     Total assets                   $ 8,958        76,151       57,706     66,917    78,593
     Debt                           $   --         24,255       66,887     72,462    79,192
     Partners' equity (deficit)     $ 8,873        37,274      (14,150)   (11,156)   (5,823)
     Outstanding Units                  120           120          120        120       120

     SUMMARY STATEMENT OF OPERATIONS DATA:
     ------------------------------------

                                                       Years ended December 31,
                                   ---------------------------------------------------------
                                      1996(1)      1995(2)      1994        1993      1992
                                   -----------   ---------    ---------   --------  --------
                                            amounts in thousands, except per Unit data
     Revenue                        $   --         33,759       37,500     36,876    35,420
     Operating income (loss)        $  (262)          176        1,104       (770)   (1,014)
     Interest expense               $   (10)       (3,518)      (4,346)    (4,823)   (5,692)
     Gain on sale of cable
       television systems           $99,700        54,022           --         --        --
     Earnings (loss) before
       extraordinary item           $60,208        51,775       (2,994)    (5,193)   (5,795)
     Net earnings (loss) per Unit
       before extraordinary item    $421.90        427.13       (24.70)    (42.85)   (47.81)
     Distributions per Unit (3)     $   675            --           --         --        --


_________________

     (1) The December 31, 1996 summary balance sheet data and statement of operations data reflect the effects of the Newport News Sale. See "Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations - General."
          --------------------------------

     (2) The December 31, 1995 summary balance sheet data and statement of operations data reflect the effects of the Wholly-Owned Sales. As a result of the Wholly-Owned Sales, the Partnership's statement of operations for the year ended December 31, 1995 includes (i) six months of operating results for the Kona and Colton Systems and (ii) eleven months of operating results for the Chino System. See "Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations - General."
          --------------------------------

     (3) In January 1996, the Partnership made a distribution of $675 per Unit to its Limited Partners. The Partnership anticipates that final cash distributions to its partners will occur as soon as possible following the final determination and satisfaction of its liabilities. See "Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations - General."
          --------------------------------

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------   ---------------------------------------------------------------
          Results of Operations.
          ---------------------

     General
     -------

     Sales Transactions. During 1995, the Partnership sold its wholly-owned cable television systems in three separate sales transactions. In addition, on January 1, 1996 the Newport News System was sold. As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

     In one transaction, the Partnership sold the Colton System on July 3, 1995 to an indirect subsidiary of TCI for net cash proceeds of $10,216,000.

     In a second transaction, the Partnership sold the Kona System on July 3, 1995 to Time Warner Cable Ventures, a Division of Time Warner Entertainment Company L.P. ("Time Warner") for net proceeds of $31,119,000 of which $2,500,000 was placed in escrow (the "Kona Escrow"). The Kona Escrow was subject to any indemnifiable claims made by Time Warner through July 2, 1996. During the fourth quarter of 1996, the Kona Escrow, exclusive of $108,000 paid to Time Warner in satisfaction of a claim for indemnification, was released to ACT 4. The amount paid to Time Warner for such claim was charged to operations prior to 1996. ACT 4 received interest of $147,000 in conjunction with the release of the Kona Escrow.

     In a third transaction, the Partnership sold the Chino System on December 1, 1995 to Citizens Century Cable Television Venture ("Citizens-Century"), an unaffiliated third party, for net proceeds of $40,585,000. Pursuant to the terms of the sale agreement, $2,025,000 of the sales price was placed in escrow (the "Chino Escrow") and was subject to any indemnifiable claims made by Citizens-Century through May 29, 1996. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4. See notes 2 and 6 to the accompanying financial statements.

     In a fourth transaction, the Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox")), an unaffiliated third party, for net cash proceeds of $121,886,000. Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow and was subject to any indemnifiable claims made by Cox through September 27, 1996. During the fourth quarter of 1996, such amounts held in escrow plus accrued interest of $170,000 were released to Newport News. ACT 4 had a 60% ownership interest in Newport News. Accordingly, ACT 4 received $53,684,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale during 1996.

     In connection with the Wholly-Owned Sales, ACT 4 used most of the cash proceeds to (i) pay disposition fees of $2,454,000 ($1,840,500 to Cablevision and $613,500 to Presidio Cable IV Corp. ("PCC"), a subsidiary of Presidio) and
(ii) repay debt and related accrued interest of $35,150,000. In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to PCC),
(ii) repay debt and related accrued interest of $24,306,000 and (iii) make cash distributions to ACT 4 and ACT 5 of $53,684,000 and $35,789,000, respectively. The Partnership used proceeds from the Sales Transactions to make initial distributions to its general and limited partners of $7,606,000 and $81,003,000, respectively, in January 1996.

     Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1996.

     Results of Operations
     ----------------------

     1996 Compared to 1995
     ---------------------

     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the year ended December 31, 1996 are primarily comprised of general and administrative ("G&A") expenses, the gain from the Newport News Sale, interest income and the minority interest's share of Newport News' net earnings. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying financial statements.

     Interest income increased $375,000 during the year ended December 31, 1996, as compared to the corresponding prior year period. Such increase is due to (i) an increase in the average balance of the Partnership's cash and cash equivalents and (ii) interest earned on the Newport News Escrow and the Kona Escrow.

     1995 Compared to 1994
     ---------------------

     The decreases in revenue, programming costs and operating costs from 1994 to 1995 resulted primarily from the impact of the Wholly-Owned Sales. See "General" above.
--------

     Selling, general, and administrative expenses increased 1% from 1994 to 1995 as the impact of the Wholly-Owned Sales was more than offset by (i) non-recurring legal and other costs incurred in connection with the Sales Transactions of approximately $1,025,000 and (ii) additional franchise fees incurred by Newport News of $939,000.

     Depreciation and amortization decreased 18% from 1994 to 1995 as a result of the impact of the Wholly-Owned Sales as well as certain assets of the Partnership becoming fully amortized during the fourth quarter of 1994.

     Interest expense decreased 19% in 1995 as compared to 1994. Such decrease resulted primarily from the repayment of debt with proceeds from the Wholly-Owned Sales.

     Interest income increased $389,000 in 1995 as compared to 1994. Such increase is due to an increase in the average balance of the Partnership's cash and cash equivalents.

     Liquidity and Capital Resources
     -------------------------------

     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds from the Chino Escrow. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

     During the year ended December 31, 1996, the Partnership used cash proceeds received in connection with the Sales Transactions to make distributions to its partners and the minority owner of Newport News and to fund other financing and operating activities. See the Partnership's statements of cash flows included within the accompanying financial statements.

Item 8.   Financial Statements and Supplementary Data.
-------   -------------------------------------------

     The financial statements of the Partnership are filed under this item beginning on page II-6. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------   ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

     None.

                         Independent Auditors' Report
                         ----------------------------



The Partners
American Cable TV Investors 4, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 4, Ltd. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the financial statements, the Partnership sold all of its cable television assets and is currently in the process of determining its final liabilities so liquidating distributions can be made.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 4, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                     KPMG Peat Marwick LLP


Denver, Colorado
March 14, 1997

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                                Balance Sheets

                          December 31, 1996 and 1995

                                 (see note 2)

Assets                                              1996       1995
------                                            ---------  ---------
                                                  amounts in thousands
Cash and cash equivalents                            $4,216     48,104

Amounts due from related parties (note 5)             2,717         --

Receivables:
 Trade                                                   --        580
 Advertising and other                                   --        302
                                                  ---------     ------
                                                         --        882
 Less allowance for doubtful receivables                 --         40
                                                  ---------     ------
                                                         --        842
                                                  ---------     ------

Prepaid expenses                                         --         21

Property and equipment:
 Land                                                    --        210
 Cable distribution systems                              --     30,719
 Support equipment and buildings                         --      4,094
                                                  ---------     ------
                                                         --     35,023
 Less accumulated depreciation                           --     17,933
                                                  ---------     ------
                                                         --     17,090
                                                  ---------     ------

Franchise costs                                          --     40,977
 Less accumulated amortization                           --     39,873
                                                  ---------     ------
                                                         --      1,104
                                                  ---------     ------

Minority interest in deficit of Newport News
 Cablevision Associates, L.P. ("Newport News")
 (note 3)                                                --      4,206

Funds held in escrow (note 2)                         2,025      4,525

Other assets, net of accumulated amortization            --        259
                                                  ---------     ------

                                                     $8,958     76,151
                                                  =========     ======

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                           Balance Sheets, continued

                                 (see note 2)

Liabilities and Partners' Equity                        1996        1995
--------------------------------                      ---------  ---------
                                                      amounts in thousands
Cash overdraft                                        $      --      6,446

Accounts payable                                              9         75

Accrued expenses:
  Franchise fees                                             --      1,556
  Sales taxes                                                --      1,240
  Other                                                      76        792
                                                      ---------  ---------
                                                             76      3,588
                                                      ---------  ---------

Subscriber advance payments and converter deposits           --        310

Amounts due to related parties (note 5)                      --      4,203

Debt (note 4)                                                --     24,255
                                                      ---------  ---------

      Total liabilities                                      85     38,877
                                                      ---------  ---------

Partners' equity (deficit):
  General partner                                         1,822       (150)
  Limited partners                                        7,051     37,424
                                                      ---------  ---------

      Total partners' equity                              8,873     37,274
                                                      ---------  ---------

Commitments and contingencies (note 6)
                                                      $   8,958     76,151
                                                      =========  =========

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                           Statements of Operations

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 2)

                                                                    1996       1995     1994
                                                                  ---------   -------  -------
                                                                    amounts in thousands,
                                                                   except per unit amounts
Revenue                                                            $     --    33,759   37,500

Operating costs and expenses:
 Programming (primarily from related parties - see  note 5)              --     7,346    7,628
 Operating (including allocations
  from related parties - see note 5)                                     --     3,079    3,238
 Selling, general and administrative (including charges and
  allocations from related parties - see note 5)                        262    12,108   12,045
 Depreciation                                                            --     5,556    6,837
 Amortization                                                            --     5,494    6,648
                                                                   --------    ------   ------

    Total operating expenses                                            262    33,583   36,396
                                                                   --------    ------   ------

    Operating income (loss)                                            (262)      176    1,104

Other income (expense):
 Interest expense (notes 4 and 5)                                       (10)   (3,518)  (4,346)
 Interest income                                                        818       443       54
 Gain on sale of cable television systems, net of $510,000
  of costs and expenses in 1996 related to 1995 operations
  (note 2)                                                           99,700    54,022       --
 Minority interest's share of losses (earnings) of Newport
  News (note 3)                                                     (39,995)      652      194
 Other                                                                  (43)       --       --
                                                                   --------    ------   ------
                                                                     60,470    51,599   (4,098)
                                                                   --------    ------   ------
   Earnings (loss) before extraordinary item                         60,208    51,775   (2,994)

Extraordinary item - loss on early extinguishment of debt                --      (351)      --
                                                                   --------    ------   ------
   Net earnings (loss)                                             $ 60,208    51,424   (2,994)
                                                                   ========    ======   ======

Net earnings (loss) per limited
partnership unit:
  Earnings (loss) before extraordinary item                        $ 421.90    427.13   (24.70)
  Extraordinary item                                                     --     (2.90)      --
                                                                   --------    ------   ------

   Net earnings (loss)                                             $ 421.90    424.23   (24.70)
                                                                   ========    ======   ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                   Statements of Partners' Equity (Deficit)

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 2)

                                      General        Limited
                                      partner       partners        Total
                                      --------      ---------      --------
                                                amounts in thousands
Balance at January 1, 1994            $  (634)       (10,522)      (11,156)

 Net loss                                 (30)        (2,964)       (2,994)
                                      -------        -------       -------

Balance at December 31, 1994             (664)       (13,486)      (14,150)

 Net earnings                             514         50,910        51,424
                                      -------        -------       -------

Balance at December 31, 1995             (150)        37,424        37,274

 Distribution (note 2)                 (7,606)       (81,003)      (88,609)

 Net earnings                           9,578         50,630        60,208
                                      -------        -------       -------

Balance at December 31, 1996          $ 1,822          7,051         8,873
                                      =======        =======       =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                           Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 2)

                                                                                  1996             1995           1994
                                                                               ----------        --------        -------
                                                                                          amounts in thousands
                                                                                               (see note 1)
Cash flows from operating activities:
      Net earnings (loss) before extraordinary item                             $  60,208          51,775         (2,994)
      Adjustments to reconcile net earnings (loss) before
       extraordinary item to net cash provided by (used in)
       operating activities:
        Depreciation and amortization                                                 --          11,050         13,485
        Gain on sale of cable television assets                                 (100,210)        (54,022)            --
        Management fees, expense reimbursements and interest
          accrued but not paid to
          TCI Cablevision Associates, Inc.                                            --              --          1,294
        Minority interest's share of earnings
          (losses) of Newport News                                                39,995            (652)          (194)
        Payment of interest accrued in prior periods                                  --          (1,985)            --
        Changes in operating assets and liabilities, net of effects from sale of cable television systems:
          Decrease (increase) in:
            Receivables                                                              842             496           (260)
            Prepaid expenses                                                          21             111            (15)
          Increase (decrease) in:
            Accounts payable                                                         (66)            (10)           (71)
            Accrued expenses                                                      (3,267)            (98)           365
            Subscriber advance payments of and converter deposits                    (74)           (911)           502
            Amounts due from (to) related parties                                 (6,920)          3,775         (1,438)
                                                                               ---------         -------         ------
              Net cash provided by (used in)
                operating activities                                              (9,471)          9,529         10,674
                                                                               ---------         -------         ------
Cash flows from investing activities:
 Capital expended for property and equipment                                         (36)         (2,491)        (4,925)
 Proceeds from sale of cable television assets, net of
   disposition fees paid                                                         120,718          74,940             --
 Other investing activities                                                           --            (163)            77
                                                                               ---------         -------         ------

              Net cash provided by (used in) investing activities              $ 120,682          72,286         (4,848)
                                                                               ---------         -------         ------

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                      Statements of Cash Flows, continued

                 Years ended December 31, 1996, 1995 and 1994

                                 (see note 2)

                                                                 1996       1995     1994
                                                              ----------  --------  -------
                                                                  amounts in thousands
                                                                      (see note 1)
Cash flows from financing activities:
  Repayments of debt                                          $ (24,255)  (40,647)  (7,869)
  Distributions to partners                                     (88,609)       --       --
  Distributions to minority owner of Newport News               (35,789)       --       --
  Borrowings of debt                                                 --        --    1,000
  Change in cash overdraft                                       (6,446)    6,446       --
                                                              ---------   -------   ------

     Net cash used in financing activities                     (155,099)  (34,201)  (6,869)
                                                              ---------   -------   ------
     Net increase (decrease) in cash and
      cash equivalents                                          (43,888)   47,614   (1,043)

     Cash and cash equivalents:
      Beginning of year                                          48,104       490    1,533
                                                              ---------   -------   ------

      End of year                                             $   4,216    48,104      490
                                                              =========   =======   ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

                       December 31, 1996, 1995 and 1994


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Organization
     ------------
     American Cable TV Investors 4, Ltd. ("ACT 4"), a Colorado limited partnership, was formed in December of 1985 for the purpose of acquiring, developing and operating cable television systems. IR-TCI Partners IV, L.P. ("IR-TCI"), a Colorado limited partnership, is the general partner of ACT 4. The two general partners of IR-TCI are TCI Ventures Four, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision") and Integrated Cable Corp. IV ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of the General Partner is Cablevision Equities V, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision an indirect subsidiary of Tele-Communications, Inc. ("TCI"), and is the managing agent of ACT 4. In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 limited partnership units ("Units") at a price of $500 per Unit.

     ACT 4 had a 60% ownership interest in Newport News. ACT 4 and Newport News are collectively referred to herein as the Partnership. American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owned the 40% minority interest in Newport News which was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System").

     As further described in note 2, the Partnership has sold all of its cable television assets.

     The financial statements include the accounts of ACT 4 and Newport News (through November 1996). As a result of the sale of the Newport News System, Newport News was liquidated during the fourth quarter of 1996. See note 2. All significant intercompany transactions and accounts have been eliminated.

     Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Net earnings and net losses are allocated 99% to the limited partners and 1% to the general partner, and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the general partner until the limited partners receive distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the general partner and 75% to the limited partners. The Partnership's January 1996 distributions, which were funded with proceeds from the sale of the Partnership's cable television assets, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred on January 1, 1996 in connection with the sale of the Newport News System. See note 2. Accordingly, the limited partners' share of earnings for the year ended December 31, 1996 includes $22,578,000 allocated prior to achieving Payback and $28,052,000 allocated after achieving Payback.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     Statement of Cash Flows
     -----------------------
     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     At December 31, 1996 and 1995, all of the Partnership's cash and cash equivalents were invested in commercial paper, discount notes or money market funds. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was $62,000, $5,518,000, and $3,782,000 in 1996, 1995 and 1994, respectively.

     Property and Equipment
     ----------------------
     Property and equipment was stated at cost, which included an allocation of the acquisition costs of cable television systems. Depreciation was computed using the straight-line method over the estimated useful lives of the assets, which ranged from 3 to 20 years.

     Repairs and maintenance were charged to operations, and renewals and additions, including interest costs related to construction, were capitalized. Capitalized interest costs were not significant in any of the years presented in the accompanying financial statements.

     At the time of ordinary retirements, sales, or other dispositions of part of a cable television system, the depreciated cost and cost of removal of such property were charged to accumulated depreciation, and salvage value, if any, was credited thereto. The net book value of assets retired or disposed of as a result of major rebuilds and lost converters was charged to depreciation expense in the period of disposition. Gains or losses were only recognized in connection with the disposition of properties in their entirety.

     Franchise Costs
     ---------------
     Franchise costs represented the difference between the acquisition cost of the cable television systems and amounts allocated to the tangible assets. Franchise costs were amortized using the straight-line method over the remaining terms of the various franchise agreements at the time of acquisition, which ranged from 4 to 19 years.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     Other Assets
     ------------
     Other assets were amortized using the straight-line method over the estimated lives of the assets.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Net Earnings (Loss) Per Unit
     ----------------------------
     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the limited partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1996 was 120,005.

     Income Taxes
     ------------
     No provision has been made for income tax expense or benefit in the accompanying consolidated financial statements as the income or losses of the Partnership are reported in the respective income tax returns of the partners.

     The Partnership had taxable income (losses) of $61.9 million, $49.8 million and $(2.5 million) for the years ended December 31, 1996, 1995 and 1994, respectively.

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

     In a second transaction, ACT 4 sold its cable television system located in and around North and South Kona and South Kohala, Hawaii (the "Kona System") on July 3, 1995 to Time Warner Cable Ventures, a Division of Time Warner Entertainment Company L.P. ("Time Warner") for cash proceeds of $31,119,000, of which $2,500,000 was placed in escrow (the "Kona Escrow"). The Kona Escrow was subject to any indemnifiable claims by Time Warner through July 2, 1996. During the fourth quarter of 1996, the Kona Escrow, exclusive of $108,000 paid to Time Warner in satisfaction of a claim for indemnification, was released to ACT 4. Such amount was charged to operations prior to 1996. ACT 4 received interest of $147,000 in conjunction with the release of the Kona Escrow.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     In a third transaction, ACT 4 sold its cable television system located in and around Chino, California on December 1, 1995 to Citizens Century Cable Television Venture ("Citizens-Century"), an unaffiliated third party, for cash proceeds of $40,585,000 (the "Chino Sale"). Pursuant to the terms of the sale agreement, $2,025,000 of the sales price was placed in escrow and was subject to any indemnifiable claims made by Citizens-Century through May 29, 1996. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the Chino Sale. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

     In a fourth transaction, the Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow (the "Newport News Escrow") and was subject to any indemnifiable claims made by Cox through September 27, 1996. During the fourth quarter of 1996, the Newport News Escrow plus accrued interest of $170,000 was released to Newport News. The Partnership had a 60% ownership interest in Newport News. Accordingly, ACT 4 received $53,684,000 of the net cash proceeds (after satisfaction of transaction costs and Newport News' liabilities) from the Newport News Sale in 1996.

     The gain on the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News.

     All of the Sales Transactions were approved by the Limited Partners at a special meeting that occurred on June 20, 1995.

     In connection with the Wholly-Owned Sales, ACT 4 used most of the cash proceeds to (i) pay disposition fees of $2,454,000 ($1,840,500 to Cablevision and $613,500 to Presidio Cable IV Corp. ("PCC"), a subsidiary of Presidio) and (ii) repay debt and related accrued interest of $35,150,000. In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to PCC), (ii) repay debt and related accrued interest of $24,306,000 and (iii) make cash distributions to ACT 4 and ACT 5 of $53,684,000 and $35,789,000, respectively. The Partnership used proceeds from the Sales Transactions to make initial distributions to its general and limited partners of $7,606,000 and $81,003,000 ($675 per Unit), respectively, in January 1996.

(3)  Minority Interest
     -----------------

     The Partnership had allocated to ACT 5 losses of Newport News in excess of ACT 5's investment in Newport News. At December 31, 1995, such excess losses aggregated $4,206,000, and were reflected as an asset in the December 31, 1995 consolidated balance sheet. The gain allocated to ACT 5 from the Newport News Sale was more than sufficient to offset such excess losses. As a result of the Newport News Sale, Newport News was liquidated during the fourth quarter of 1996. See note 2.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


(4)  Debt
     ----

     Debt at December 31 is summarized as follows:

                                                             1996         1995
                                                          ----------    ----------
                                                            amounts in thousands
     Newport News Bank Credit Facility (a)                $       --        23,400
     Subordinated promissory notes payable to
       Cablevision (b)                                            --           855
                                                          ----------    ----------
                                                          $       --        24,255
                                                          ==========    ==========

     (a) The Newport News Bank Credit Facility was repaid in full in January 1996 with proceeds from the Newport News Sale. See note 2.

     (b) Interest accrued at 13.55% on the subordinated promissory notes. Accrued interest amounted to $216,000 at December 31, 1995 and was included with the subordinated promissory notes. At December 31, 1995, all of the amounts due under the subordinated notes related to Newport News. In January 1996, Newport News used proceeds from the Newport News Sale to repay all remaining amounts due under the subordinated notes. See notes 2 and 5.

(5)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchased programming services from affiliates of TCI. The charges, which approximated such TCI affiliates' cost and were based upon the number of subscribers served by the Partnership, aggregated $6,558,000 and $7,147,000 in 1995 and 1994, respectively.

     During 1994, the Partnership sold certain property and equipment to subsidiaries of TCI. Such property and equipment had a net book value of $178,000. The Partnership recognized no gain or loss in connection with such sales.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership had a management agreement with Cablevision whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement (5-1/2% to Cablevision and 1/2% to PCC). Such fees aggregated $2,073,000 and $2,251,000 for the years ended December 31, 1995 and 1994, respectively. Although the management agreement was terminated in connection with the consummation of the Sales Transactions, Cablevision continues to serve as the managing agent of the Partnership.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements amounted to $36,000, $610,000 and $707,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Colton System shared office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, certain of the Colton System's operating and administrative salaries and expenses were allocated based upon the Colton System's estimated utilization of such office facilities and personnel. During the years ended December 31, 1995 and 1994, the Colton System's operating and administrative salaries and expenses aggregated $515,000 and $713,000, respectively. The Partnership sold the Colton System to an indirect subsidiary of TCI on July 3, 1995. See note 2.

     Cablevision and PCC had agreed to defer payment of certain management fees and expense reimbursements owed to them by the Partnership, which were in excess of the payment amount allowed by the terms of the Partnership's bank credit facilities. In addition, Cablevision made advances to the Partnership. Such deferred amounts and advances were evidenced by subordinated promissory notes payable to Cablevision. See note 4. Total interest expense charged by Cablevision in 1995 and 1994 was $388,000 and $598,000, respectively.

     The Partnership was obligated to pay a disposition fee equal to 3% (2-1/4% to Cablevision and 3/4% to PCC) of the gross proceeds from the sale of any of its cable television systems. Such fee was due and payable at the time the cable television system was sold if the consideration received was greater than its adjusted cost, as defined in ACT 4's limited partnership agreement. During 1995, the Partnership paid disposition fees of $2,454,000, in connection with the Wholly-Owned Sales. In addition, Newport News paid disposition fees of $3,668,000 during 1996 in connection with the Newport News Sale. ACT 4's share of Newport News' aggregate disposition fee was $2,201,000. See note 2.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

     Amounts due from related parties bear interest at variable rates (5.3% at December 31, 1996). During the years ended December 31, 1996, 1995 and 1994 interest earned on amounts due from TCI and its affiliates was not material.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


(6)  Commitments and Contingencies
     -----------------------------
     The Partnership leased certain property and equipment under operating leases. Lease expense aggregated $290,000 and $404,000 for the years ended December 31, 1995 and 1994, respectively, including $90,000 and $118,000, respectively, paid under pole rental agreements which were terminable on short notice by either party.

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

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     As the Partnership has no directors or officers of its own, all of the Partnership's major decisions are made by IR-TCI whose general partners are ICC and TCIV 4.

     The Partnership previously had entered into a management agreement with Cablevision, pursuant to which Cablevision was responsible for the day-to-day operations of the Partnership's cable television systems. Such agreement was terminated in connection with the consummation of the Sales Transactions. However, Cablevision continues to serve as the managing agent of the Partnership.

     As of January 31, 1997, the following executive officers and directors of TCIV 4 and ICC operated IR-TCI:

          Name                                            Position
          ----                                            --------
Marvin Jones (1)(2)        Director and President of TCIV 4 since March 1996.   President of one
-------------------        of the cable groups of TCI Communications, Inc. ("TCIC"), a
Born September 11, 1937    subsidiary of TCI, since November 1, 1996.  Mr. Jones has
                           performed consulting services in the cable television industry since
                           December 1991.

Gary K. Bracken            Vice President and Controller of Cablevision and TCIV 4 since March
---------------            1992.  Mr. Bracken has been Controller of TCIC since 1969.
Born July 29, 1939         Appointed TCIC Senior Vice President in December 1991.  Was
                           named Vice President and Principal Accounting Officer of TCIC in
                           1982.

Stephen M. Brett (2)       Director since August 1995. Vice President and Secretary of
--------------------       Cablevision and TCIV 4 since March 1992.  Executive Vice President
Born September 20, 1940    and Secretary of TCI since January of 1994; appointed TCIC Senior
                           Vice President and General Counsel as of December 1991.


Bernard W. Schotters       Vice President and Treasurer of Cablevision and TCIV 4 since March
--------------------       1992.  Appointed TCIC Senior Vice President-Finance and Treasurer
Born November 25, 1944     in December 1991.  Was appointed TCIC Vice President of Finance in
                           1984.

Karen M. Ryugo (2)         Director and President of ICC since March 1995.  Ms. Ryugo has been
------------------         a Senior Vice President of Wexford Management LLC and its
Born October 8, 1959       predecessor entities since November 1995 and a Vice President from March 1995 through October 1995.  In addition, she has been a
                           Principal at Wexford Capital Corp. since January 1995.  From July 1988 through December 1994, Ms. Ryugo was employed by Steinhardt
                           Management Company, Inc.  Ms. Ryugo is a director of Resurgence
                           Properties Inc.

                                     III-1

Mark Plaumann (2)         Director and Vice President of ICC since March 1995.  Mr. Plaumann
-----------------         has been a Senior Vice President of Wexford Management LLC and its
Born September 1, 1955    predecessor entities since November 1995 and a Vice President from
                          February 1995 through October 1995.  In addition, he was a managing director at Alvarez & Marsal Inc. from February 1990 through January
                          1995.

Jay Maymudes              Vice President, Secretary and Treasurer of ICC since March 1995.  Mr.
------------              Maymudes has been Chief Financial Officer, Vice President and
Born February 25, 1961    Treasurer of Presidio since August 1994; Chief Financial Officer and Senior Vice President of Wexford Management LLC and its
                          predecessor entities since November 1995 and  Chief Financial
                          Officer and Vice President from July 1994; Chief Financial Officer and a Vice President of Resurgence Properties Inc.  since July 1994, also an Assistant Secretary of Resurgence from July 1994 to
                          February 1995 when he became the Secretary; from December
                          1988 through June 1994, Mr. Maymudes was Secretary and
                          Treasurer, and since February 1990, Senior Vice President of
                          Dusco, Inc.

Arthur Amron              Vice President and Assistant Secretary of ICC since March 1995.  Mr.
------------              Amron has been General Counsel of Wexford Management LLC and its
Born December 3, 1956     predecessor entities since November 1994, Senior Vice President since
                          November 1995 and Vice President from November 1994 through
                          October 1995. Mr. Amron was employed as an attorney by Schulte,
                          Roth & Zabel from 1992 through November 1994 and previously by
                          Debervoise & Plimpton.

Robert Holtz              Vice President of ICC since March 1995.  Mr. Holtz has been a Vice
------------              President and Secretary of Presidio since August 1994; Senior Vice
Born November 30, 1967    President of Wexford Management LLC and its predecessor entities since November 1995 and a Vice President from March 1994 through
                          October 1995; Vice President and Assistant Secretary for Resurgence
                          Properties, Inc. since March 1994; and a Vice President of Wexford
                          Capital Corp. since November 1994.  From 1989 through May 1994,
                          Mr. Holtz was employed by and since 1993 was a Vice President of
                          Bear Sterns Real Estate.

     (1) Mr. Jones was appointed TCIC Executive Vice President and Chief Operating Officer in March 1997.

     (2) Directors of TCIV 4 and ICC serve until their successors are duly appointed and qualified.

                                     III-2

     There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

     During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity.

     Pursuant to section 16(a) of the Securities Exchange Act of 1934, as amended, the officers and directors of the General Partners are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers and directors are required by regulation of the Commission to furnish the Partnership with copies of all Section 16(a) forms filed.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1996, all applicable filing requirements were complied with.

Item 11.  Executive Compensation.
--------  ----------------------

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision and Presidio. See "Certain Relationships and Related Transactions"
                                ----------------------------------------------
below.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

     No general or limited partner of the Partnership owns more than 5% of the Units.

     None of the individuals referred to in Item 10 above own (i) any Units of the Partnership or (ii) more than 1% of the outstanding shares of TCI, the ultimate parent and owner, directly or indirectly, of all of the voting stock of TCIV 4.

     Cablevision owns 40 Units and Presidio owns 7 Units.

                                     III-3

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

     Cablevision is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 1996.

     Cablevision and PCC agreed to defer payment of certain management fees and expense reimbursements owed to them by the Partnership, which were in excess of the payment amount allowed by the terms of the Partnership's bank credit facilities. In addition, Cablevision had made advances to the Partnership.
Such deferred amounts and advances bore interest at 13.55% and were evidenced by subordinated promissory notes payable to Cablevision. At December 31, 1995, Newport News owed aggregate principal and accrued interest of $855,000 to Cablevision pursuant to such subordinated promissory notes. In January 1996 Newport News used proceeds from the Newport News Sale to repay all amounts due under the subordinated notes.

     The Partnership was obligated to pay a disposition fee equal to 3% (2-1/4% to Cablevision and 3/4% to PCC) of the gross proceeds from the sale of any of its cable television systems. Such fee was due and payable at the time the cable television system was sold if the consideration received was greater than its adjusted cost, as defined in the Partnership's limited partnership agreement. During 1996, Newport News paid disposition fees of $3,668,000 in connection with the Newport News Sale. ACT 4's share of such disposition fees was $2,201,000.

     At December 31, 1996, TCI and its affiliates owed the Partnership $2,717,000. Such amounts bear interest at variable rates (5.3% at December 31, 1996). During the year ended December 31, 1996, interest earned on such amounts was not material.

                                     III-4

                                   PART IV.


Item 14.  Exhibits, Financial Statements and Financial Statement Schedules
--------  ----------------------------------------------------------------
          and Reports on Form 8-K.
          ------------------------

(a)  (1)  Financial Statements
          --------------------

                                                          Page
                                                          ----
Included in Part II of this Report:

     Independent Auditors' Report                         II-6

     Balance Sheets,
        December 31, 1996 and 1995                        II-7

     Statements of Operations,
        Years ended December 31, 1996, 1995 and 1994      II-9

     Statements of Partners' Equity (Deficit),
        Years ended December 31, 1996, 1995 and 1994     II-10

     Statements of Cash Flows,
        December 31, 1996, 1995 and 1994                 II-11

     Notes to Financial Statements,
        December 31, 1996, 1995, and 1994                II-13

(a)  (2)  Financial Statement Schedules
          -----------------------------

          All schedules are omitted as they are not required or are not applicable.

(a)  (3)  Exhibits
          --------

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

3 - Articles of Incorporation and Bylaws:

      Limited Partnership Agreement, incorporated by reference from Exhibit A to Prospectus filed as part of Post-effective Amendment No. 1 to Registration Statement 33-2042.

      Limited Partnership Agreement of General Partner, incorporated by reference Registration Statement 33-10707.

10 - Material Contracts:

      Management Agreement between Cablevision and the Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

      Acquisition and Disposition Services Agreement between Cablevision and the
        Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

      Consulting Agreement re: ACT 4 between Cablevision and Presidio, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

      Joint Venture Agreement, dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 5, Ltd., relating to Newport News, Virginia cable system, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-15745).

      Limited Partnership Agreement of Newport News Cablevision Associates,
        L.P., dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 5, Ltd., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-15745).

      Limited Partnership Agreement of Newport News Cablevision, Ltd., dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 5, Ltd., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-15745).

      Asset Purchase Agreement by and between American Cable TV Investors 4,
        Ltd. and Tele-Communications, Inc. dated as of January 28, 1993, incorporated by reference to the Partnership's Current Report on Form 8-K dated March 5, 1993.

      First Amendment, dated as of March 30, 1994, to Asset Purchase Agreement, dated as of January 28, 1993 by and between American Cable TV Investors 4, Ltd. and Tele-Communications, Inc., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

      Second Amendment, dated as of January 31, 1995, to Asset Purchase
        Agreement, dated as of January 28, 1993 by and between American Cable TV Investors 4, Ltd. and Tele-Communications, Inc., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

      Asset Purchase Agreement by and among American Cable TV Investors 4, Ltd.
        and Century Communications Corp. and Citizens Utilities Company dated as of February 26, 1993, incorporated by reference to the Partnership's Current Report on Form 8-K dated March 5, 1993.

      First Amendment, dated as of June 21, 1993, to Asset Purchase Agreement, dated as of February 26, 1993 by and among American Cable TV Investors 4, Ltd. and Century Communications Corp. and Citizens Utilities Company, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

      Second Amendment, dated as of November 30, 1993, to Asset Purchase
        Agreement, dated as of February 26, 1993, by and among American Cable TV Investors 4, Ltd. and Century Communications Corp. and Citizens Utilities Company, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

      Letter Agreement, dated January 24, 1995, to Asset Purchase Agreement dated as of February 26, 1993, by and among American Cable TV Investors 4, Ltd. and Century Communications Corp. and Citizens Utilities Company, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

      Asset Purchase Agreement by and between Newport News Cablevision, Ltd. and
        Cox Cable Hampton Roads, Inc. (now known as Cox Communications Rhode Island, Inc.), dated as of November 8, 1994, incorporated by reference to the Partnership's Current Report on Form 8-K dated February 17, 1995.

      Asset Purchase Agreement by and between American Cable TV Investors 4,
        Ltd. and Time Warner Cable Ventures, a division of Time Warner Entertainment Company, L.P., dated as of February 8, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated February 17, 1995.

27 - Financial Data Schedule.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1996:

     None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CABLE TV INVESTORS 4, LTD., A Colorado Limited Partnership
By:  IR-TCI PARTNERS IV, L.P., Its General Partner

     By:  TCI VENTURES FOUR, INC., a General Partner



         By:  /s/ Marvin Jones                    March 28, 1997
              ----------------
              Marvin Jones
              President and Director - TCI Ventures Four, Inc.
              (Principal Executive Officer)

     By:  INTEGRATED CABLE CORP. IV, a General Partner


         By:  /s/ Karen Ryugo                     March 28, 1997
              ---------------
              Karen Ryugo
              President - Integrated Cable Corp. IV
              (Principal Executive Officer)

Pursuant to the Securities Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

            Signature                                            Date
            ---------                                            ----


         /s/ Marvin Jones                                   March 28, 1997
         ----------------------------
         Marvin Jones
         President and Director - TCI Ventures Four, Inc.
         (Principal Executive Officer)



         /s/ Bernard W. Schotters                           March 28, 1997
         ----------------------------
         Bernard W. Schotters
         Vice President and Treasurer - TCI Ventures Four, Inc.
         (Chief Financial Officer)


         /s/ Gary K. Bracken                                March 28, 1997
         ----------------------------
         Gary K. Bracken
         Vice President and Controller - TCI Ventures Four, Inc.
         (Principal Accounting Officer)

                    Signature                                   Date
                    ---------                                   ----

         /s/ Stephen M. Brett                               March 28, 1997
         --------------------------------------
         Stephen M. Brett
         Vice President and Secretary and
         Director - TCI Ventures Four, Inc.


         /s/ Karen Ryugo                                    March 28, 1997
         --------------------------------------
         Karen Ryugo
         President and Director - Integrated Cable Corp. IV
         (Principal Executive Officer)


         /s/ Mark Plaumann                                  March 28, 1997
         --------------------------------------
         Mark Plaumann
         Director - Integrated Cable Corp. IV

                      AMERICAN CABLE TV INVESTORS 4, LTD.


                                 EXHIBIT INDEX
                                 -------------

The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

3 - Articles of Incorporation and Bylaws:

       Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed as part of Post-effective Amendment No. 1 to Registration Statement 33-2042.

       Limited Partnership Agreement of General Partner, incorporated by reference Registration Statement 33-10707.

10 - Material Contracts:

       Management Agreement between Cablevision and the Partnership incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

       Acquisition and Disposition Services Agreement between Cablevision and the Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

       Consulting Agreement re: ACT 4 between Cablevision and Presidio, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

       Joint Venture Agreement, dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 5, Ltd., relating to Newport News, Virginia cable system, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-15745).

       Limited Partnership Agreement of Newport News Cablevision Associates,
         L.P., dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 5, Ltd., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-15745).

       Limited Partnership Agreement of Newport News Cablevision, Ltd., dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 5, Ltd., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1986 (Commission File No. 0-15745).

       Asset Purchase Agreement by and between American Cable TV Investors 4,
         Ltd. and Tele-Communications, Inc. dated as of January 28, 1993, incorporated by reference to the Partnership's Current Report on Form 8-K dated March 5, 1993.

       First Amendment, dated as of March 30, 1994, to Asset Purchase Agreement, dated as of January 28, 1993 by and between American Cable TV Investors 4, Ltd. and Tele-Communications, Inc., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

       Second Amendment, dated as of January 31, 1995, to Asset Purchase
         Agreement, dated as of January 28, 1993 by and between American Cable TV Investors 4, Ltd. and Tele-Communications, Inc., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

       Asset Purchase Agreement by and among American Cable TV Investors 4, Ltd.
         and Century Communications Corp. and Citizens Utilities Company dated as of February 26, 1993, incorporated by reference to the Partnership's Current Report on Form 8-K dated March 5, 1993.

       First Amendment, dated as of June 21, 1993, to Asset Purchase Agreement, dated as of February 26, 1993 by and among American Cable TV Investors 4, Ltd. and Century Communications Corp. and Citizens Utilities Company, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

       Second Amendment, dated as of November 30, 1993, to Asset Purchase
         Agreement, dated as of February 26, 1993, by and among American Cable TV Investors 4, Ltd. and Century Communications Corp. and Citizens Utilities Company, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

       Letter Agreement dated January 24, 1995, to Asset Purchase Agreement dated as of February 26, 1993, by and among American Cable TV Investors 4, Ltd. and Century Communications Corp. and Citizens Utilities Company, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

       Asset Purchase Agreement by and between Newport News Cablevision, Ltd.
         and Cox Cable Hampton Roads, Inc. dated as of November 8, 1994, incorporated by reference to the Partnership's Current Report on Form 8-K dated February 17, 1995.

       Asset Purchase Agreement by and between American Cable TV Investors 4,
         Ltd. and Time Warner Cable Ventures, a division of Time Warner Entertainment Company, L.P., dated as of February 8, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated February 17, 1995.

27  -  Financial Data Schedule.