Form 10-Q
period 1997-03-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1997-05-14
CIK 785025

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)


            State of Colorado                     84-1013221
       ---------------------------           ------------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


              5619 DTC Parkway
             Englewood, Colorado                     80111
      ----------------------------            ------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X       No
                              ------       ------

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                                 Balance Sheets

                                  (unaudited)

                                  (see note 1)

                                          March 31,  December 31,
                                            1997         1996
                                          ---------  ------------
Assets                                     amounts in thousands
------

Cash and cash equivalents (note 4)           $1,498         4,216

Amounts due from related parties (note 5)     5,451         2,717


Funds held in escrow (note 6)                 2,025         2,025
                                             ------         -----

                                             $8,974         8,958
                                             ======         =====

Liabilities and Partners' Equity
---------------------------------

Accounts payable                             $    9             9

Accrued expenses                                 39            76
                                             ------         -----

   Total liabilities                             48            85
                                             ------         -----

Partners' equity:
 General partner                              1,835         1,822
 Limited partners                             7,091         7,051
                                             ------         -----

   Total partners' equity                     8,926         8,873
                                             ------         -----

Contingency (note 6)
                                             $8,974         8,958
                                             ======         =====

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                            Statements of Operations

                                  (unaudited)

                                  (see note 1)


                                            Three months ended
                                                 March 31,
                                            ------------------
                                              1997       1996
                                            ---------  --------
                                            amounts in thousands,
                                             except unit amounts
General and administrative expenses           $    (88)     (125)


Gain on sale of cable television
 system, net of $510,000 of costs and
 expenses in 1996 related to 1995
 operations (note 2)                                --    99,700


Interest expense                                    --       (10)

Interest income                                    141       253

Minority interest's share of  earnings
 of Newport News Cablevision, Ltd.
 ("Newport News")                                   --   (39,907)
                                              --------   -------

     Net earnings                             $     53    59,911
                                              ========   =======

Earnings per limited
 partnership unit                             $   0.33    420.04
                                              ========   =======

Limited partnership units outstanding          120,005   120,005
                                              ========   =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                         Statement of Partners' Equity

                       Three months ended March 31, 1997

                                  (unaudited)

                                  (see note 1)


                              General  Limited
                              partner  partners  Total
                              -------  --------  -----
                                amounts in thousands
Balance at January 1, 1997     $1,822     7,051  8,873

 Net earnings                      13        40     53
                               ------     -----  -----

Balance at March 31, 1997      $1,835     7,091  8,926
                               ======     =====  =====

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)
                                AND SUBSIDIARIES

                            Statements of Cash Flows

                                  (unaudited)

                                  (see note 1)

                                            Three months ended
                                                March 31,
                                          ----------------------
                                             1997        1996
                                          ----------  ----------
                                          amounts in thousands
                                              (see note 4)
Cash flows from operating activities:
 Net earnings                               $    53      59,911
 Adjustments to reconcile net
  earnings to net cash used in
  operating activities:
   Gain on sale of cable television
    system                                       --    (100,210)
   Minority interest's share of
    earnings of Newport News                     --      39,907
   Changes in operating assets and
    liabilities, net of effects
    from sale of cable television system:
      Net change in receivables,
       prepaid expenses, and other assets        --         863
      Net change in accounts payable,
       accrued expenses, subscriber advance
       payments and converter deposits, and
       amounts due from (to) related
       parties                               (2,771)     (1,259)
                                           --------     -------

     Net cash used in operating
      activities                             (2,718)       (788)
                                           --------     -------

Cash flows from investing activities:
 Capital expended for property and
  equipment                                      --         (36)
 Proceeds from sale of cable
  television systems, net of disposition
  fees paid                                      --     113,218
                                          ---------    --------

     Net cash provided by investing
      activities                                 --     113,182
                                          ---------    --------

Cash flows from financing activities:
 Repayments of debt                              --     (24,255)
 Distributions to partners                       --     (88,609)
 Distribution to minority owners of
  Newport News                                   --     (33,696)
 Change in cash overdraft                        --      (4,922)
                                          ---------    --------

     Net cash used in financing
      activities                                 --    (151,482)
                                          ---------    --------

     Net decrease in cash and cash
      equivalents                            (2,718)    (39,088)

       Cash and cash equivalents:
        Beginning of period                   4,216      48,104
                                          ---------    --------

        End of period                       $ 1,498       9,016
                                          =========    ========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements

                                 March 31, 1997
                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------
     The accompanying unaudited financial statements include the accounts of American Cable TV Investors 4, Ltd. ("ACT 4") and Newport News prior to its liquidation. Newport News was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System"). ACT 4 and Newport News are collectively referred to herein as the Partnership. As a result of the sale of the Newport News System, Newport News was liquidated during the fourth quarter of 1996. ACT 4 had a 60% ownership interest in Newport News. American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owned the 40% minority interest in Newport News.

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. See notes 2 and 6.

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

     The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1997 and its results of operations for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in ACT 4's December 31, 1996 Annual Report on Form 10-K.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements

(2)  Sales Transaction
     -----------------
     The Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow (the "Newport News Escrow") and was subject to any indemnifiable claims made by Cox through September 27, 1996. During the fourth quarter of 1996, the Newport News Escrow plus accrued interest of $170,000 was released to Newport News. The Partnership had a 60% ownership interest in Newport News. Accordingly, ACT 4 received $53,684,000 of the net cash proceeds (after satisfaction of transaction costs and Newport News' liabilities) from the Newport News Sale in 1996.

     The gain on the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News.

     The Newport News Sale was approved by the Limited Partners at a special meeting that occurred on June 20, 1995.

     In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to PCC), (ii) repay debt and related accrued interest of $24,306,000 and (iii) make cash distributions to ACT 4 and ACT 5 of $53,684,000 and $35,789,000, respectively. The Partnership used proceeds from the Newport News Sale and previous sales transactions to make initial distributions to its general and limited partners of $7,606,000 and $81,003,000 ($675 per Unit), respectively, in January 1996.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements

(3)  Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partner and 75% to the limited partners.

     Earnings per limited partnership unit is calculated by dividing the net earnings attributable to the limited partners by the number of limited partnership units outstanding during the period. ACT 4's aforementioned January 1996 distributions, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred in connection with the consummation of the Newport News Sale. Accordingly, the limited partners' share of earnings for the three months ended March 31, 1996 includes $22,578,000 allocated prior to achieving Payback and $27,829,000 allocated after achieving Payback.

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with initial maturities of six months or less to be cash equivalents. At March 31, 1997, $1,498,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none and $62,000 during the three months ended March 31, 1997 and 1996, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements

(5)  Transactions with Related Parties
     ---------------------------------
     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 for each of the three month periods ended March 31, 1997 and 1996.

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

     Amounts due from related parties bear interest at variable rates (5.3% at March 31, 1997). During the three months ended March 31, 1997 and 1996 interest earned on amounts due from TCI and its affiliates was $139,000 and none, respectively.

(6)  Contingency
     -----------
     In May 1996, Citizens Century Cable Television Venture ("Citizens-Century"), the buyer of the Partnership's cable television system which was located in and around Chino, California (the "Chino System"), filed a claim for a breach of warranty in connection with the sale of the Chino System by ACT 4. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds held in escrow from the sale of the Chino System (the "Chino Escrow"). In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     The following discussion should be read in conjunction with the accompanying statements and ACT 4's December 31, 1996 Annual Report on Form 10-K.

     General
     -------
     Sales Transaction. On January 1, 1996 the Newport News System was sold. The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see notes 2 and 6 to the accompanying financial statements.

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three months ended March 31, 1997 and 1996 are primarily comprised of general and administrative ("G&A") expenses, interest income and the minority interest's share of Newport News' net earnings. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. In addition, the Partnership's results of operations for the three months ended March 31, 1996 reflect the gain from the Newport News Sale. The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying financial statements.

     Interest income decreased $112,000 during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such decrease is due to a decrease in the average balance of the Partnership's cash and cash equivalents.

     Material Changes in Financial Condition
     ---------------------------------------

     ACT 4 anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds from the Chino Escrow. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the sale of the Chino System. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits:

          (27) Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1997 - none

                                  SIGNATURES
                                  ----------


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

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                       By:    IR-TCI PARTNERS IV, L.P.,
                              Its General Partner

                       By:    TCI VENTURES FOUR, INC.,
                              A General Partner



Date: May 14, 1997     By:    /s/ Gary K. Bracken
                              ------------------------------
                              Gary K. Bracken
                              Vice President and Controller
                              (Principal Accounting Officer)