Form 10-Q
period 1997-06-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1997-08-11
CIK 785025

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1997

                               OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-15745


                   AMERICAN CABLE TV INVESTORS 4, LTD.
      --------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


     State of Colorado                                84-1013221
------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)



       5619 DTC Parkway
      Englewood, Colorado                               80111
----------------------------------------          ------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.     Yes   X       No
                 -----   -----

PART I - FINANCIAL INFORMATION

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

                         Balance Sheets

                           (unaudited)

                          (see note 1)

                                            June 30,    December 31,
                                              1997          1996
                                            --------    ------------

Assets                                        amounts in thousands
------

Cash and cash equivalents (note 4)          $ 6,873         4,216

Amounts due from related parties (note 5)       132         2,717

Funds held in escrow (note 6)                 2,025         2,025
                                            -------     ---------

                                            $ 9,030         8,958
                                            =======     =========

Liabilities and Partners' Equity
--------------------------------
Accounts payable                            $     9             9

Accrued expenses                                  4            76
                                            -------     ---------

     Total liabilities                           13            85
                                            -------     ---------

Partners' equity:
 General partner                              1,858         1,822
 Limited partners                             7,159         7,051
                                            -------     ---------

     Total partners' equity                   9,017         8,873
                                            -------     ---------

Contingency (note 6)
                                            $ 9,030         8,958
                                            =======     =========

See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

                    Statements of Operations

                           (unaudited)

                          (see note 1)



                                        Three months ended  Six months ended
                                             June 30,           June 30,
                                        ------------------  ----------------
                                         1997       1996     1997      1996
                                        --------  --------  -------  -------
                                                amounts in thousands,
                                                 except unit amounts

General and administrative expenses     $    (37)       (7)    (125)    (132)

Gain on sale of cable television
  system, net of $510,000 of costs
  and expenses related to 1995
  operations (note 2)                         --        --       --   99,700

Interest expense                              --        --       --      (10)

Interest income                              128       171      269      424

Minority interest's share of losses
  of Newport News Cablevision, Ltd.
  ("Newport News")                            --        (8)      --  (39,915)
                                        --------   -------  -------  -------

         Net earnings                   $     91       156      144   60,067
                                        ========   =======  =======  =======

Net earnings per limited partnership
  unit                                  $    .57      0.97      .90   421.02
                                        ========   =======  =======  =======

Limited partnership units outstanding    120,005   120,005  120,005  120,005
                                        ========   =======  =======  =======

See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

                  Statement of Partners' Equity

                 Six months ended June 30, 1997

                           (unaudited)

                          (see note 1)


                                      General   Limited
                                      partner  partners   Total
                                      -------  --------  -------

                                        amounts in thousands
Balance at January 1, 1997            $1,822    7,051     8,873

   Net earnings                           36      108       144
                                      ------   ------    ------

Balance at June 30, 1997              $1,858    7,159     9,017
                                      ======   ======    ======

See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                        AND SUBSIDIARIES

                    Statements of Cash Flows

                           (unaudited)

                          (see note 1)

                                                       Six months ended
                                                           June 30,
                                                      ---------------------
                                                         1997        1996
                                                      ---------   ---------
                                                       amounts in thousands
Cash flows from operating activities:
   Net earnings                                       $    144       60,067
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
         Gain on sale of cable television system            --     (100,210)
         Minority interest's share of earnings of
           Newport News                                     --       39,915
         Changes in operating assets and
           liabilities, net of effects from sale
           of cable television system:
              Net change in receivables, prepaid
                expenses, and other assets                  --          863
              Net change in accounts payable,
                accrued expenses, subscriber
                advance payments and converter
                deposits, and amounts due
                to/from related parties                  2,513       (9,431)
                                                       -------     --------

                Net cash provided by (used in)
                  operating activities                   2,657       (8,796)
                                                       -------     --------
Cash flows from investing activities:
   Capital expended for property and equipment              --          (36)
   Proceeds from sale of cable television system,
     net of disposition fees paid                           --      113,218
                                                       -------     --------

                 Net cash provided by investing
                   activities                               --      113,182
                                                       -------     --------

Cash flows from financing activities:
   Repayments of debt                                       --      (24,255)
   Distributions to partners                                --      (88,609)
   Distribution to minority owners of Newport
     News                                                   --      (33,696)
   Change in cash overdraft                                 --       (5,930)
                                                       -------     --------

                  Net cash used in financing
                    activities                              --     (152,490)
                                                       -------     --------

              Net increase (decrease) in cash and
                cash equivalents                         2,657      (48,104)

              Cash and cash equivalents:
                Beginning of period                      4,216       48,104
                                                       -------     --------


                End of period                          $ 6,873           --
                                                       =======     ========

See accompanying notes to financial statements.

                 AMERICAN CABLE TV INVESTORS 4, LTD.
                  (A Colorado Limited Partnership)
                         AND SUBSIDIARIES

                   Notes to Financial Statements

                          June 30, 1997
                           (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     The accompanying unaudited financial statements include the accounts of American Cable TV Investors 4, Ltd. ("ACT 4") and Newport News prior to its liquidation. Newport News was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System"). ACT 4 and Newport News are collectively referred to herein as the Partnership. As a result of the sale of the Newport News Systems, Newport News was liquidated during the fourth quarter of 1996. ACT 4 had a 60% ownership interest in Newport News. American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owned the 40% minority interest in Newport News.

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

     The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1997 and its results of operations for the six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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


                                                      (continued)

                   AMERICAN CABLE TV INVESTORS 4, LTD.
                    (A Colorado Limited Partnership)
                           AND SUBSIDIARIES

                      Notes to Financial Statements

(2)  Sales Transaction
     -----------------

     The Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow (the "Newport News Escrow") and was subject to any indemnifiable claims made by Cox through September 27, 1996. During the fourth quarter of 1996, the Newport News Escrow, plus accrued interest of $170,000, was released to Newport News. The Partnership had a 60% ownership interest in Newport News. Accordingly, ACT 4 received $53,684,000 of the net cash proceeds (after satisfaction of transaction costs and Newport News' liabilities) from the Newport News Sale in 1996.

     The gain on the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News.

     The Newport News Sale was approved by the Limited Partners of ACT 4 at a special meeting that occurred on June 20, 1995.

     In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to
     Presidio Cable IV Corp. ("PCC")), (ii) repay debt and related accrued interest of $24,306,000 and (iii) make cash distributions to ACT 4 and ACT 5 of $53,684,000 and $35,789,000, respectively. The Partnership used proceeds from the Newport News Sale and previous sales transactions to make initial distributions to its general and limited partners of $7,606,000 and $81,003,000 ($675 per Unit), respectively, in January 1996.

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

     Earnings  per  limited  partnership unit  is  calculated  by dividing  the  net  earnings  attributable  to  the  limited partners by the number of limited partnership units outstanding during the period. ACT 4's aforementioned January 1996 distributions allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred in connection with the consummation of the Newport News Sale. Accordingly, the limited partners' share of earnings for the six months ended June 30, 1997 have been allocated using the post-Payback percentages set forth above. The limited partners' share of earnings for the six months ended June 30, 1996 includes $22,578,000 allocated prior to achieving Payback and $27,946,000 allocated after achieving Payback.

                                                      (continued)

                   AMERICAN CABLE TV INVESTORS 4, LTD.
                    (A Colorado Limited Partnership)
                           AND SUBSIDIARIES

                    Notes to Financial Statements


(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The   Partnership   considers   investments   with   initial
     maturities of six months or less to be cash equivalents.  At
     June 30, 1997, $6,873,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     The  Partnership is exposed to credit loss in the  event  of non-performance  by  the  other parties  to  such  financial
     instruments.   However, the Partnership does not  anticipate
     non-performance by the other parties.

     Cash paid by the Partnership for interest was none and $62,000 during the six months ended June 30, 1997 and 1996, respectively.

(5)  Transactions with Related Parties
     ---------------------------------

     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 for each of the six months ended June 30, 1997 and 1996.

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

     Amounts due from related parties bear interest at variable rates (5.3% at June 30, 1997). During the six months ended June 30, 1997 and 1996, interest earned on amounts due from TCI and its affiliates was $162,000 and none, respectively.

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


     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see notes 2 and 6 to the accompanying financial statements. The Partnership's results of operations for the three and six months ended June 30, 1997 and 1996 are primarily comprised of general and administrative ("G&A") expenses, interest income and the minority interest's share of Newport News' net earnings. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. In addition, the Partnership's results of operations for the six months ended June 30, 1996 reflect the gain from the Newport News Sale. The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying financial statements.

      Interest income decreased $43,000 and $155,000 during the three and six months ended June 30, 1997 as compared to the corresponding prior year periods. Such decreases are primarily due to a decrease in the average balance of the Partnership's interest-earning assets (primarily cash and cash equivalents).

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

               AMERICAN CABLE TV INVESTORS 4, LTD.
                (A Colorado Limited Partnership)
                      AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits:

          (27 ) Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended
          June 30, 1997 - none

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

                                    AMERICAN CABLE TV INVESTORS 4, LTD.
                                     (A Colorado Limited Partnership)

                                    By:  IR-TCI PARTNERS IV, L.P.,
                                         Its General Partner

                                    By:  TCI VENTURES FOUR, INC.,
                                         A General Partner



Date:  August 11, 1997              By:  /s/ Gary K. Bracken
                                         Gary K. Bracken
                                         Vice President and Controller
                                         (Principal Accounting Officer)