Form 10-Q
period 1997-09-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1997-11-07
CIK 785025

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         State of Colorado                                      84-1013221
    -------------------------------                         -------------------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)


              5619 DTC Parkway
             Englewood, Colorado                                   80111
    ----------------------------------------                -------------------
    (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes [X]    No [_]

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES


                                Balance Sheets

                                  (unaudited)

                                 (see note 1)


                                           September 30,  December 31,
                                               1997          1996
                                           -------------  ------------
Assets                                        amounts in thousands
------

Cash and cash equivalents (note 4)            $7,032         4,216

Amounts due from related parties (note 5)        214         2,717

Funds held in escrow (note 6)                  2,025         2,025
                                              ------         -----
                                              $9,271         8,958
                                              ======         =====

Liabilities and Partners' Equity
--------------------------------

Cash overdraft                                $   61            --

Accounts payable                                  --             9

Accrued expenses                                  29            76
                                              ------         -----

    Total liabilities                             90            85
                                              ------         -----
Partners' equity:
  General partner                              1,899         1,822
  Limited partners                             7,282         7,051
                                              ------         -----
    Total partners' equity                     9,181         8,873
                                              ------         -----
Contingency (note 6)
                                              $9,271         8,958
                                              ======         =====

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                           Statements of Operations

                                  (unaudited)

                                 (see note 1)



                                           Three months ended        Nine months ended
                                              September 30,            September 30,
                                           ------------------        -----------------
                                           1997          1996        1997         1996
                                           ----          ----        ----         ----
                                                     amounts in thousands,
                                                      except unit amounts
General and administrative expenses       $    (51)       (93)        (176)        (225)

Gain on sale of cable television
 system, net  of $510,000 of costs
 and expenses related  to 1995
 operations (note 2)                            --         --           --       99,700

Interest expense                                --         --           --          (10)

Interest income                                 98        325          367          749

Reversal of excess accrued liabilities         117         --          117           --

Minority interest's share of losses of
 Newport News Cablevision, Ltd.
 ("Newport News")                               --        (61)          --      (39,976)
                                          --------   --------     --------    ---------
     Net earnings                         $    164        171          308       60,238
                                          ========   ========     ========   ==========
Net earnings per limited partnership
 unit ("Unit")                            $   1.02       1.07         1.92       422.08
                                          ========   ========     ========    =========
Limited partnership units
 outstanding                               120,005    120,005      120,005      120,005
                                          ========   ========     ========    =========

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Statement of Partners' Equity

                     Nine months ended September 30, 1997

                                  (unaudited)

                                 (see note 1)




                                   General          Limited
                                   partner          partners        Total
                                   -------          --------        -----
                                            amounts in thousands

Balance at January 1, 1997         $ 1,822            7,051         8,873

  Net earnings                          77              231           308
                                   -------            -----         -----
Balance at September 30, 1997      $ 1,899            7,282         9,181
                                   =======            =====         =====

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                           Statements of Cash Flows

                                  (unaudited)

                                 (see note 1)




                                                          Nine months ended
                                                            September 30,
                                                         ---------------------
                                                          1997          1996
                                                         -------       -------
                                                         amounts in thousands
                                                              (see note 4)
Cash flows from operating activities:
  Net earnings                                           $   308        60,238
  Adjustments to reconcile net earnings to net cash
   provided by (used  in) operating activities:
     Gain on sale of cable television system                  --      (100,210)
     Minority interest's share of earnings of Newport
      News                                                    --        39,976
     Reversal of excess accrued liabilities                 (117)           --
     Changes in operating assets and liabilities, net of
      effects from  sale of cable television system:
        Net change in receivables, prepaid expenses,
         and other assets                                     --           555
        Net change in accounts payable, accrued
         expenses, subscriber advance payments
         and converter deposits, and amounts due
         to/from related parties                           2,564        (7,346)
                                                         -------       -------
         Net cash provided by (used in) operating
          activities                                       2,755        (6,787)
                                                         -------       -------

Cash flows from investing activities:
  Capital expended for property and equipment                 --           (36)
  Proceeds from sale of cable television system, net of
   disposition fees paid                                      --       113,218
                                                         -------       -------
         Net cash provided by investing activities            --       113,182
                                                         -------       -------

Cash flows from financing activities:
  Repayments of debt                                          --       (24,255)
  Distributions to partners                                   --       (88,609)
  Distribution to minority owners of Newport News             --       (33,696)
  Change in cash overdraft                                    61        (6,043)
                                                         -------       -------
         Net cash provided by (used in) financing
          activities                                          61      (152,603)
                                                         -------       -------

         Net increase (decrease) in cash and cash
          equivalents                                      2,816       (46,208)

         Cash and cash equivalents:
           Beginning of period                             4,216        48,104
                                                         -------       -------

           End of period                                 $ 7,032         1,896
                                                         =======       =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements

                              September 30, 1997
                                  (unaudited)


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

     The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1997 and its results of operations for the nine months ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

     Earnings per Unit is calculated by dividing the net earnings attributable to the limited partners by the number of Units outstanding during the period. ACT 4's aforementioned January 1996 distributions allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred in connection with the consummation of the Newport News Sale. Accordingly, the limited partners' share of earnings for the nine months ended September 30, 1997 have been allocated using the post-Payback percentages set forth above. The limited partners' share of earnings for the nine months ended September 30, 1996 includes $22,578,000 allocated prior to achieving Payback and $28,074,000 allocated after achieving Payback.



                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements


(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with initial maturities of six months or less to be cash equivalents. At September 30, 1997, $7,032,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none and $62,000 during the nine months ended September 30, 1997 and 1996, respectively.



(5)  Transactions with Related Parties
     ---------------------------------
     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $27,000 for each of the nine months ended September 30, 1997 and 1996.

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

     Amounts due from related parties bear interest at variable rates (5.4% at September 30, 1997). During the nine months ended September 30, 1997 and 1996, interest earned on amounts due from TCI and its affiliates was $163,000 and none, respectively.

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

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)
                               AND SUBSIDIARIES

                         Notes to Financial Statements


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------
     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see notes 2 and 6 to the accompanying financial statements. The Partnership's results of operations for the nine months ended September 30, 1997 and 1996 include (i) general and administrative ("G&A") expenses, (ii) interest income and (iii) the minority interest's share of Newport News' net earnings. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. The Partnership's results of operations for the nine months ended September 30, 1997 also reflect the reversal of certain expenses which were accrued in prior periods. In addition, the Partnership's results of operations for the nine months ended September 30, 1996 reflect the gain from the Newport News Sale.
The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News.
See note 2 to the accompanying financial statements.

     Interest income decreased $382,000 during the nine months ended September 30, 1997 as compared to the corresponding prior year period. Such decrease is primarily due to a decrease in the average balance of the Partnership's interest-earning assets (primarily cash and cash equivalents).

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

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1997
          - none

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


                                       AMERICAN CABLE TV INVESTORS 4, LTD.
                                       (A Colorado Limited Partnership)



                                       By:  IR-TCI PARTNERS IV, L.P.,
                                            Its General Partner

                                       By:  TCI VENTURES FOUR, INC.,
                                            A General Partner


Date:  November 7, 1997                By:  /s/ GARY K. BRACKEN
                                          ------------------------------
                                            Gary K. Bracken
                                            Vice President and Controller
                                            (Principal Accounting Officer)