Form 10-K
period 1997-12-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1998-02-27
CIK 785025

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _____ to _____

Commission File Number 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
                      ----------------------------------
            (Exact name of Registrant as specified in its charter)




     State of Colorado                              84-1013221
----------------------------------                  ----------
(State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                 Identification Number)





     5619 DTC Parkway

     Englewood, Colorado                            80111
----------------------------------------            -----
(Address of principal executive offices)           (Zip Code)



  Registrant's telephone number, including area code:  (303) 267-5500

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:
     120,005 Limited Partnership Units Sold to Investors at $500 per Unit

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days.     [X]  Yes     [  ]  No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. -- N/A

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        1997 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                               Page
                                                               ----
                                    PART I



Item 1.    Business...........................................  I-1

Item 2.    Properties.........................................  I-2

Item 3.    Legal Proceedings..................................  I-2

Item 4.    Submission of Matters to a Vote of Security Holders  I-2


                                    PART II



Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters.......................  II-1


Item 6.    Selected Financial Data............................  II-2

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............  II-3

Item 8.    Financial Statements and Supplementary Data........  II-5

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............  II-5


                                    PART III



Item 10.   Directors and Executive Officers of the Registrant   III-1


Item 11.   Executive Compensation.............................  III-3

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management....................................  III-3

Item 13.   Certain Relationships and Related Transactions.....  III-3


                                    PART IV

Item 14.   Exhibits, Financial Statements and Financial Statement
            Schedules, and Reports on Form 8-K................  IV-1

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

     ACT 4 had a 60% ownership interest in Newport News Cablevision Associates, L.P. and its subsidiary Newport News Cablevision, Ltd. (collectively, "Newport News"). Through December 31, 1995, Newport News owned and operated the cable television system servicing the area in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owned the 40% minority interest in Newport News. ACT 4 and Newport News are collectively referred to herein as the "Partnership."

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

     In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 Units to the public at a price of $500 per Unit. At December 31, 1997, there were approximately 8,400 Unit holders.

     The Partnership made a cash distribution of $675 per Unit in January 1996 to holders of record as of December 1, 1995. The Partnership anticipates making final cash distributions to its partners as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the claim for indemnification which was filed by the purchaser of the Chino System. For additional information see note 4 to the accompanying financial statements and "Management's Discussion and Analysis of
                                       ---------------------------------------
Financial Condition and Results of Operations - General."
-------------------------------------------------------

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Partnership's limited partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the underlying net assets of the Partnership.

Item 6.  Selected Financial Data.
-------  -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1997 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

     SUMMARY BALANCE SHEET DATA:
     --------------------------

                                                                   December 31,
                                       ---------------------------------------------------------------------
                                          1997         1996(1)        1995 (2)        1994          1993
                                       -----------  --------------  ------------  ------------  ------------
                                                               amounts in thousands

       Cash and cash equivalents       $  7,310           4,216          48,104           490         1,533
       Property and equipment, net     $     --              --          17,090        40,721        42,811
       Franchises costs and
        other intangibles, net         $     --              --           1,104        10,736        17,071
       Total assets                    $  9,456           8,958          76,151        57,706        66,917
       Debt                            $     --              --          24,255        66,887        72,462
       Partners' equity (deficit)      $  9,224           8,873          37,274       (14,150)      (11,156)
       Outstanding Units                    120             120             120           120           120

    SUMMARY STATEMENT OF OPERATIONS DATA:
    ------------------------------------

                                                               Years ended December 31,
                                       -------------------------------------------------------------------------
                                           1997          1996(1)        1995 (2)         1994           1993
                                       -------------  --------------  ------------  --------------  ------------
                                                      amounts in thousands, except per Unit data

       Revenue                         $     --              --           33,759          37,500        36,876
       Operating income (loss)         $   (230)           (262)             176           1,104          (770)
       Interest expense                $     --             (10)          (3,518)         (4,346)       (4,823)
       Gain on sale of cable
        television systems             $     --          99,700           54,022              --            --

       Earnings (loss) before
        extraordinary item             $    351          60,208           51,775          (2,994)       (5,193)
       Net earnings (loss) per Unit
        before extraordinary item      $   2.19          421.90           427.13          (24.70)       (42.85)
       Distributions per Unit          $     --             675               --              --            --

_________________

     (1) The December 31, 1996 summary balance sheet data and statement of operations data reflect the effects of the January 1, 1996 Newport News Sale. See "Management's Discussion and Analysis of Financial
                           -------------------------------------------------
          Condition and Results of Operations - General."
          ----------------------------------------------

     (2) The December 31, 1995 summary balance sheet data and statement of operations data reflect the effects of the Wholly-Owned Sales. As a result of the Wholly-Owned Sales, the Partnership's statement of operations for the year ended December 31, 1995 includes (i) six months of operating results for the Kona and Colton Systems and (ii) eleven months of operating results for the Chino System. See "Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations - General."
          --------------------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
          of Operations.
          -------------

     General
     -------

     Sales Transactions. During 1995, the Partnership sold its wholly-owned cable television systems in three separate sales transactions. In addition, on January 1, 1996, the Newport News System was sold. As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

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

     In a third transaction, the Partnership sold the Chino System on December 1, 1995 to Citizens Century Cable Television Venture ("Citizens-Century"), an unaffiliated third party, for net proceeds of $40,585,000. Pursuant to the terms of the sale agreement, $2,025,000 of the sales price was placed in escrow (the "Chino Escrow") and was subject to any indemnifiable claims made by Citizens-Century through May 29, 1996. In May 1996, Citizens-Century filed a claim for a breach of warranty in connection with the sale of the Chino System. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4. See notes 2 and 4 to the accompanying financial statements.

     In a fourth transaction, the Newport News System was sold on January 1, 1996 to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for net cash proceeds of $121,886,000. Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow (the "Newport News Escrow") and was subject to any indemnifiable claims made by Cox through September 27, 1996. During the fourth quarter of 1996, such amounts held in escrow plus accrued interest of $170,000 were released to Newport News. ACT 4 had a 60% ownership interest in Newport News. Accordingly, ACT 4 received $53,684,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale during 1996.

     In connection with the Wholly-Owned Sales, ACT 4 used most of the cash proceeds to (i) pay disposition fees of $2,454,000 ($1,840,500 to Cablevision and $613,500 to Presidio Cable IV Corp. ("PCC"), a subsidiary of Presidio) and
(ii) repay debt and related accrued interest of $35,150,000. In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) pay a disposition fee of $3,668,000 ($2,751,000 to Cablevision and $917,000 to PCC),
(ii) repay debt and related accrued interest of $24,306,000 and (iii) make cash distributions to ACT 4 and ACT 5 of $53,684,000 and $35,789,000, respectively. The Partnership used proceeds from the Sales Transactions to make initial distributions to its General and limited partners of $7,606,000 and $81,003,000 ($675 per Unit), respectively, in January 1996. The proceeds were distributed to General and limited partners on a 1% and 99% basis, respectively. See note 1 to the accompanying financial statements.

     Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1997.

     Results of Operations
     ----------------------

     As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 1997 and 1996 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. The 1996 results of operations also include the gain from the Newport News Sale and the minority interest's share of Newport News' net earnings. The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying financial statements.

     Interest income decreased $354,000 and increased $375,000 during the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year periods. Such changes are due primarily to changes in the average balance of the Partnership's cash and cash equivalents. In addition, interest income in 1996 includes interest earned on the Newport News Escrow and the Kona Escrow.

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
          Financial Disclosure.
          --------------------

     None.

                          Independent Auditors' Report
                          ----------------------------



The Partners
American Cable TV Investors 4, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 4, Ltd. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 4, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                         KPMG Peat Marwick LLP


Denver, Colorado
February 27, 1998

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                           December 31, 1997 and 1996

                                  (see note 2)


Assets                                           1997             1996
------                                        ------------     ------------
                                                   amounts in thousands
Cash and cash equivalents                     $      7,310            4,216

Amounts due from related parties (note 3)              121            2,717

Funds held in escrow (note 2)                        2,025            2,025
                                              ------------     ------------

                                              $      9,456            8,958
                                              ============     ============


Liabilities and Partners' Equity
--------------------------------


Cash overdraft                                $        203               --

Accounts payable                                        --                9

Accrued expenses                                        29               76
                                              ------------     ------------

   Total liabilities                                   232               85
                                              ------------     ------------

Partners' equity:
 General partner                                     1,910            1,822
 Limited partners                                    7,314            7,051
                                              ------------     ------------

   Total partners' equity                            9,224            8,873
                                              ------------     ------------

Contingencies (note 4)
                                              $      9,456            8,958
                                              ============     ============


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                  (see note 2)

                                                            1997              1996              1995
                                                        -------------     -------------       -----------
                                                                     amounts in thousands,
                                                                    except per unit amounts
Revenue                                                 $          --                --            33,759

Operating costs and expenses:
 Programming (primarily from related parties - see
  note 3)                                                          --                --             7,346

 Operating (including allocations
  from related parties - see note 3)                               --                --             3,079
 Selling, general and administrative (including
  charges and allocations from related parties -
  see note 3)                                                     230               262            12,108

 Depreciation                                                      --                --             5,556
 Amortization                                                      --                --             5,494
                                                        -------------     -------------       -----------

    Total operating expenses                                      230               262            33,583
                                                        -------------     -------------       -----------

    Operating income (loss)                                      (230)             (262)              176

Other income (expense):
 Interest expense (note 3)                                         --               (10)           (3,518)
 Interest income (note 3)                                         464               818               443
 Gain on sale of cable television systems, net of
  $510,000 of costs and expenses in 1996 related to
  1995 operations (note 2)
                                                                   --            99,700            54,022

 Minority interest's share of losses (earnings) of
  Newport News Cablevision Associates, L.P.
  ("Newport News")                                                 --           (39,995)              652

 Other                                                            117               (43)               --
                                                        -------------     -------------       -----------
                                                                  581            60,470            51,599
                                                        -------------     -------------       -----------

    Earnings before extraordinary item                            351            60,208            51,775

Extraordinary item - loss on early extinguishment
 of debt                                                           --                --              (351)
                                                        -------------     -------------       -----------

    Net earnings                                        $         351            60,208            51,424
                                                        =============     =============       ===========

Net earnings per limited partnership unit ("Unit"):
   Earnings before extraordinary item                   $        2.19            421.90            427.13
   Extraordinary item                                              --                --             (2.90)
                                                        -------------     -------------       ------------

    Net earnings                                        $        2.19            421.90            424.23
                                                        =============     =============       ============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                        Statements of Partners' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                  (see note 2)


                                      General           Limited
                                      partner           partners           Total
                                   --------------     --------------    --------------
                                                 amounts in thousands

Balance at January 1, 1995                $  (664)           (13,486)          (14,150)

 Net earnings                                 514             50,910            51,424
                                   --------------     --------------    --------------

Balance at December 31, 1995                 (150)            37,424            37,274

 Distribution (note 2)                     (7,606)           (81,003)          (88,609)

 Net earnings                               9,578             50,630            60,208
                                   --------------     --------------    --------------

Balance at December 31, 1996                1,822              7,051             8,873

 Net earnings                                  88                263               351
                                   --------------     --------------    --------------

Balance at December 31, 1997              $ 1,910              7,314             9,224
                                   ==============     ==============    ==============


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                  (see note 2)


                                                              1997                 1996               1995
                                                       ------------------   ------------------   --------------
                                                                         amounts in thousands
                                                                             (see note 1)
Cash flows from operating activities:
 Net earnings before extraordinary item                $              351               60,208           51,775
 Adjustments to reconcile net earnings before
  extraordinary item to net cash provided by (used
  in) operating activities:

    Depreciation and amortization                                      --                   --           11,050
    Gain on sale of cable television assets                            --             (100,210)         (54,022)
    Minority interest's share of earnings (losses)
     of Newport News                                                   --               39,995             (652)

    Payment of interest accrued in prior periods
                                                                       --                   --           (1,985)
    Changes in operating assets and liabilities, net
     of effects from sale of cable television
     systems:

         Change in receivables and
          prepaid expenses                                             --                  863              607

         Change in accounts payable and
          accrued expenses                                            (56)              (3,407)          (1,019)

         Change in amounts due from (to)
          related parties                                           2,596               (6,920)           3,775
                                                       ------------------   ------------------   --------------
          Net cash provided by (used in) operating
           activities                                               2,891               (9,471)           9,529
                                                       ------------------   ------------------   --------------

Cash flows from investing activities:
 Capital expended for property and equipment                           --                  (36)          (2,491)
 Proceeds from sale of cable television assets, net
  of disposition fees paid                                             --              120,718           74,940

 Other investing activities                                            --                   --             (163)
                                                       ------------------   ------------------   --------------
          Net cash provided by
            investing activities                       $               --              120,682           72,286
                                                       ------------------   ------------------   --------------

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                      Statements of Cash Flows, Continued

                  Years ended December 31, 1997, 1996 and 1995

                                  (see note 2)

                                                                1997                1996               1995
                                                             -----------        ------------         --------
                                                                        amounts in thousands
                                                                            (see note 1)
Cash flows from financing activities:
 Repayments of debt                                           $       --             (24,255)         (40,647)

 Distributions to partners                                            --             (88,609)              --

 Distributions to minority owner of Newport News                      --             (35,789)              --

 Change in cash overdraft                                            203              (6,446)           6,446
                                                              ----------        ------------       ----------

            Net cash provided by (used in)
             financing activities                                    203            (155,099)         (34,201)
                                                              ----------        ------------       ----------

            Net increase (decrease) in cash and
             cash equivalents                                      3,094             (43,888)          47,614


            Cash and cash equivalents:
             Beginning of year                                     4,216              48,104              490
                                                              ----------        ------------       ----------

            End of year                                       $    7,310               4,216           48,104
                                                              ==========        ============       ==========

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Organization
     ------------
     American Cable TV Investors 4, Ltd. ("ACT 4"), a Colorado limited partnership, was formed in December of 1985 for the purpose of acquiring, developing and operating cable television systems. IR-TCI Partners IV, L.P. ("IR-TCI"), a Colorado limited partnership, is the general partner of ACT 4 (the "General Partner"). The two general partners of IR-TCI are TCI Ventures Four, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision") and Integrated Cable Corp. IV, an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of the General Partner is Cablevision Equities V, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision, an indirect subsidiary of Tele-Communications, Inc. ("TCI"), is the managing agent of ACT 4. In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 limited partnership units at a price of $500 per Unit.

     ACT 4 had a 60% ownership interest in Newport News. ACT 4 and Newport News are collectively referred to herein as the "Partnership". American Cable TV Investors 5, Ltd. ("ACT 5"), an affiliate, owned the 40% minority interest in Newport News which was formed for the purpose of acquiring, developing and operating the cable television system located in and around Newport News, Virginia (the "Newport News System").

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

     Allocation of Net Earnings
     --------------------------
     Net earnings are allocated 99% to the limited partners and 1% to the General Partner, and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the General Partner until the limited partners receive distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings, credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the limited partners. The Partnership's January 1996 distributions, which were funded with proceeds from the sale of the Partnership's cable television assets, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred on January 1, 1996 in connection with the sale of the Newport News System. See note 2. Accordingly, the limited partners' share of earnings for the year ended December 31, 1996 includes $22,578,000 allocated prior to achieving Payback and $28,052,000 allocated after achieving Payback.

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

     At December 31, 1997 and 1996, all of the Partnership's cash and cash equivalents were invested in commercial paper, discount notes or money market funds. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none, $62,000, and $5,518,000 in 1997, 1996 and 1995, respectively.

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

     Net Earnings Per Unit
     ---------------------
     Net earnings per Unit is calculated by dividing net earnings attributable to the limited partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1997 was 120,005.

     Income Taxes
     ------------
     No provision has been made for income tax expense or benefit in the accompanying consolidated financial statements as the income or losses of the Partnership are reported in the respective income tax returns of the partners.

     The Partnership had taxable income (loss) of $(116,000), $61.9 million and $49.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(2)  Sales Transactions
     ------------------

     During 1995, ACT 4 sold all of its wholly-owned cable television systems in three separate sales transactions (the "Wholly-Owned Sales"). In addition, on January 1, 1996 the Newport News System was sold (together with the Wholly-Owned Sales, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

     In one transaction, ACT 4 sold its cable television system located in and around Colton, California (the "Colton System") on July 3, 1995 to an indirect subsidiary of TCI for cash proceeds of $10,216,000.

     In a second transaction, ACT 4 sold its cable television system located in and around North and South Kona and South Kohala, Hawaii on July 3, 1995 to Time Warner Cable Ventures, a Division of Time Warner Entertainment Company L.P. ("Time Warner") for cash proceeds of $31,119,000, of which $2,500,000 was placed in escrow (the "Kona Escrow"). The Kona Escrow was subject to any indemnifiable claims by Time Warner through July 2, 1996. During the fourth quarter of 1996, the Kona Escrow, exclusive of $108,000 paid to Time Warner in satisfaction of a claim for indemnification, was released to ACT
     4. Such amount was charged to operations prior to 1996. ACT 4 received interest of $147,000 in conjunction with the release of the Kona Escrow.

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


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(3)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchased programming services from affiliates of TCI. The charges, which approximated such TCI affiliates' cost and were based upon the number of subscribers served by the Partnership, aggregated $6,558,000 in 1995.

     The Partnership had a management agreement with Cablevision whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement (5-1/2% to Cablevision and 1/2% to PCC). Such fees aggregated $2,073,000 for the year ended December 31, 1995. Although the management agreement was terminated in connection with the consummation of the Sales Transactions, Cablevision continues to serve as the managing agent of the Partnership.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements amounted to $36,000, $36,000 and $610,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     The Colton System shared office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, certain of the Colton System's operating and administrative salaries and expenses were allocated based upon the Colton System's estimated utilization of such office facilities and personnel. During the year ended December 31, 1995, the Colton System's operating and administrative salaries and expenses aggregated $515,000. The Partnership sold the Colton System to an indirect subsidiary of TCI on July 3, 1995. See note 2.

     Cablevision and PCC had agreed to defer payment of certain management fees and expense reimbursements owed to them by the Partnership, which were in excess of the payment amount allowed by the terms of the Partnership's bank credit facilities. In addition, Cablevision made advances to the Partnership. Such deferred amounts and advances were evidenced by subordinated promissory notes payable to Cablevision. Total interest expense charged by Cablevision in 1995 was $388,000.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     Amounts due from related parties bear interest at variable rates (5.7% at December 31, 1997). During the year ended December 31, 1997, interest earned on amounts due from TCI and its affiliates was $102,000. Interest earned on amounts due from TCI and its affiliates was not material during the years ended December 31, 1996 and 1995.

(4)  Contingencies
     -------------

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

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

     As the Partnership has no directors or officers of its own, all of the Partnership's major decisions are made by IR-TCI, whose general partners are ICC and TCIV 4.

     The Partnership previously had entered into a management agreement with Cablevision, pursuant to which Cablevision was responsible for the day-to-day operations of the Partnership's cable television systems. Such agreement was terminated in connection with the consummation of the Sales Transactions. However, Cablevision continues to serve as the managing agent of the Partnership.

     As of January 31, 1998, the following executive officers and directors of TCIV 4 and ICC operated IR-TCI:

               Name                                              Position
               ----                                              --------

Marvin Jones (1)                     Director and President of TCIV 4 since March 1996.   Appointed
----------------                     Executive Vice President and Chief Operating Officer of TCI
Born September 11, 1937              Communications, Inc. ("TCIC"), a subsidiary of TCI, in March
                                     1997.  President of one of TCIC's cable groups from November
                                     1996 to March 1997.  Mr. Jones has performed consulting
                                     services in the cable television industry since December 1991.


Gary K. Bracken                      Vice President and Controller of Cablevision and TCIV 4 since
---------------                      March 1992.  Appointed Executive Vice President of TCIC in
Born July 29, 1939                   December 1997; appointed Senior Vice President of TCIC in
                                     December 1991.  Mr. Bracken has been Controller of TCIC since
                                     1969.  Was named Vice President and Principal Accounting
                                     Officer of TCIC in 1982.


Stephen M. Brett (1)                 Director of TCIV 4 since August 1995. Vice President and
--------------------                 Secretary of Cablevision and TCIV 4 since March 1992.
Born September 20, 1940              Appointed Executive Vice President of TCIC in October 1997 and
                                     has been General Counsel of TCIC since 1991; previously was
                                     Senior Vice President of TCIC from December 1991 until October
                                     1997; Executive Vice President, General Counsel and Secretary
                                     of TCI since January 1994.


Bernard W. Schotters                 Vice President and Treasurer of Cablevision and TCIV 4 since
--------------------                 March 1992.  Appointed Executive Vice President of TCIC in
Born November 24, 1944               January 1998.  Senior Vice President-Finance and Treasurer of
                                     TCIC from December 1991 to January 1998; previously was Vice
                                     President - Finance of TCIC from  1984 to 1991; in August 1997, was appointed Senior Vice President and Treasurer of TCI.


                                     III-1

Richard Sabella (1)                  Director and President of ICC since November 1997.  From 1989
-------------------                  through 1997, Mr. Sabella was a Partner and head of the real
Born April 8, 1955                   estate division of Cahill, Gordon & Reindel.  Prior to that he was associated with the law firms of Milgrim, Thomajian, Jacobs and Lee, P.C. and Cravath Swaine & Moore.


David King (1)                       Director, Executive Vice President and Assistant Treasurer of
--------------                       ICC since November 1997.  From 1990 through 1997, Mr. King was
Born April 21, 1962                  Senior Vice President of Finance for Olympia & York Companies
                                     (USA).  Prior to that, Mr. King was employed with Bankers Trust in its real estate finance group.


Kevin Reardon                        Director, Vice President, Treasurer and Secretary of ICC since
-------------                        November 1997.  From 1993 to 1996, Mr. Reardon was the Director
Born September 3, 1958               of Finance at Dewey Ballantine.  From 1996 to 1997, he was the
                                     Controller at Lazard Freres Real Estate Investors.


Allan Rothschild                     Executive Vice President and General Counsel of ICC since
----------------                     December 1997.  From 1995 through 1997, Mr. Rothschild was the
Born June 2, 1961                    Senior Vice President and General Counsel at Newkirk Limited
                                     Partnership.  Prior to that he was associated with the law firm of Proskauer, Rose LLP.


Lawrence Schachter                   Senior Vice President and Chief Financial Officer of ICC since
------------------                   January 1998.  From 1992 through 1995, Mr. Schachter was the
Born September 18, 1956              Controller at Greenthal/Harlan Realty Services, Inc.  In
                                     addition, he was the Controller at Goodrich Associates from
                                     1995 through 1996.  From 1996 to 1998, Mr. Schachter held the position of Controller at CB Commercial Hampshire LLC.


W. Edward Scheetz (1)                Director of ICC since July 1997.  From 1993 through 1997, Mr.
---------------------                Scheetz was a partner at Apollo Realty, Advisors, LP.  From
Born November 11, 1965               1989 through 1993, he was a principal with Trammell Crow
                                     Ventures.


David Hamamoto (1)                   Director of ICC since July 1997.  From 1988 through 1997, Mr.
------------------                   Hamamoto was a Partner of the real estate principal investment
Born October 26, 1959                area at Goldman Sachs & Co.


     (1) Directors of TCIV 4 and ICC serve until their successors are duly appointed and qualified.

     There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

     During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity.

                                     III-2

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1997, all applicable filing requirements were complied with, except that Richard Sabella, David King, Kevin Reardon, Allan Rothschild, Lawrence Schachter, W. Edward Scheetz, and David Hamamoto each filed one Form 3 late.


Item 11.  Executive Compensation.
-------   ----------------------

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

     Cablevision owns 40 Units and Presidio owns 7 Units.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     At December 31, 1997, TCI and its affiliates owed the Partnership $121,000. Such amounts bear interest at variable rates (5.7% at December 31, 1997).
During the year ended December 31, 1997, interest earned on such amounts was $102,000.

                                     III-3

                                   PART IV.


Item 14.    Exhibits, Financial Statements and Financial Statement Schedules
----------  ----------------------------------------------------------------
            and Reports on Form 8-K.
            ------------------------



(a) (1)     Financial Statements                                           Page
            --------------------                                           ----


Included in Part II of this Report:

    Independent Auditors' Report                                           II-6

    Balance Sheets,
      December 31, 1997 and 1996                                           II-7

    Statements of Operations,
      Years ended December 31, 1997, 1996 and 1995                         II-8

    Statements of Partners' Equity,
      Years ended December 31, 1997, 1996 and 1995                         II-9

    Statements of Cash Flows,
      December 31, 1997, 1996 and 1995                                    II-10

    Notes to Financial Statements,
      December 31, 1997, 1996 and 1995                                    II-12



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

      Acquisition and Disposition Services Agreement between Cablevision and the
       Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 015745).

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

27 - Financial Data Schedule.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:

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

AMERICAN CABLE TV INVESTORS 4, LTD., A Colorado Limited Partnership
By:  IR-TCI PARTNERS IV, L.P., Its General Partner

     By:  TCI VENTURES FOUR, INC., a General Partner



         By:  /s/ Marvin Jones                            February 27, 1998
              ----------------------
              Marvin Jones
              President and Director - TCI Ventures Four, Inc.
              (Principal Executive Officer)

         By:  INTEGRATED CABLE CORP. IV, a General Partner



         By:  /s/ Richard Sabella                         February 27, 1998
              ----------------------
              Richard Sabella
              President - Integrated Cable Corp. IV
              (Principal Executive Officer)

Pursuant to the Securities Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                                 Signature                                            Date
                                 ---------                                           ------


         /s/ Marvin Jones
         -----------------------------------------------
         Marvin Jones                                                        February 27, 1998
         President and Director - TCI Ventures Four, Inc.
         (Principal Executive Officer)



         /s/ Bernard W. Schotters                                            February 27, 1998
         -----------------------------------------------
         Bernard W. Schotters
         Vice President and Treasurer - TCI Ventures Four, Inc.
         (Chief Financial Officer)



         /s/ Gary K. Bracken                                                 February 27, 1998
         -----------------------------------------------
         Gary K. Bracken
         Vice President and Controller - TCI Ventures Four, Inc.
         (Principal Accounting Officer)

                                Signature                                            Date
                                ---------                                            ----


         /s/ Stephen M. Brett                                                February 27, 1998
         -----------------------------------------------
         Stephen M. Brett
         Vice President and Secretary and
         Director - TCI Ventures Four, Inc.



         /s/ Richard Sabella                                                 February 27, 1998
         -----------------------------------------------
         Richard Sabella
         President and Director - Integrated Cable Corp. IV (Principal
         Executive Officer)



         /s/ W. Edward Scheetz                                               February 27, 1998
         -----------------------------------------------
         W. Edward Scheetz
         Director - Integrated Cable Corp. IV



         /s/ David Hamamoto                                                  February 27, 1998
         -----------------------------------------------
         David Hamamoto
         Director - Integrated Cable Corp. IV



         /s/ David King                                                      February 27, 1998
         -----------------------------------------------
         David King
         Executive Vice President and Director - Integrated Cable Corp. IV



         /s/ Kevin Reardon                                                   February 27, 1998
         -----------------------------------------------
         Kevin Reardon
         Vice President, Treasurer, Secretary and Director - Integrated
         Cable Corp. IV

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

        Acquisition and Diposition Services Agreement between Cablevision and the Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File No. 0-15745).

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

27 - Financial Data Schedule.