Form 10-Q
period 1998-03-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1998-04-30
CIK 785025

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1998

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Colorado                                  84-1013221
---------------------------------------                 -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


          5619 DTC Parkway
        Englewood, Colorado                                    80111
----------------------------------------                     ---------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X       No _____
                              -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 1)

                                                                   March 31,           December 31,
                                                                      1998                 1997
                                                                   ---------           ------------
Assets                                                                  amounts in thousands
------

Cash and cash equivalents (note 3)                                   $7,480                 7,310

Amounts due from related parties (note 4)                                --                   121

Funds held in escrow (note 5)                                         2,025                 2,025
                                                                     ------                 -----

                                                                     $9,505                 9,456
                                                                     ======                 =====

Liabilities and Partners' Equity
--------------------------------

Accrued liabilities                                                  $  203                   232

Amounts due to related parties (note 4)                                   2                    --
                                                                     ------                 -----

    Total liabilities                                                   205                   232
                                                                     ------                 -----

Partners' equity:
   General partner                                                    1,929                 1,910
   Limited partners                                                   7,371                 7,314
                                                                     ------                 -----

    Total partners' equity                                            9,300                 9,224
                                                                     ------                 -----

Contingency(note 5)
                                                                     $9,505                 9,456
                                                                     ======                 =====


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Operations

                                  (unaudited)

                                  (see note 1)



                                                                       Three months ended
                                                                            March 31,
                                                                     ----------------------
                                                                        1998         1997
                                                                     ----------  ----------
                                                                      amounts in thousands,
                                                                       except unit amounts

General and administrative expenses                                   $    (48)       (88)

Interest income                                                             96        141

Reversal of excess accrued liabilities                                      28         --
                                                                      --------    -------

      Net earnings                                                    $     76         53
                                                                      ========    =======

Net earnings per limited partnership
 unit ("Unit")                                                        $   0.47       0.33
                                                                      ========    =======

Limited partnership units outstanding                                  120,005    120,005
                                                                      ========    =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                         Statement of Partners' Equity

                       Three months ended March 31, 1998

                                  (unaudited)

                                  (see note 1)


                                                                   General          Limited
                                                                   partner         partners         Total
                                                                   --------        --------         -----
                                                                             amounts in thousands

Balance at January 1, 1998                                          $1,910            7,314         9,224

   Net earnings                                                         19               57            76
                                                                    ------            -----         -----

Balance at March 31, 1998                                           $1,929            7,371         9,300
                                                                    ======            =====         =====

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Cash Flows

                                  (unaudited)

                                  (see note 1)

                                                                               Three months ended
                                                                                   March 31,
                                                                           ------------------------
                                                                             1998              1997
                                                                           --------           ------
                                                                               amounts in thousands
                                                                                   (see note 3)
Cash flows from operating activities:
  Net earnings                                                             $    76                53
  Adjustment to reconcile net earnings to net cash provided by
   (used in) operating activities:
     Reversal of excess accrued liabilities                                    (28)               --
     Changes in operating assets and liabilities:
         Net change in accounts payable, accrued liabilities,
          subscriber advance payments and converter deposits, and
          amounts due to/from related parties                                  122            (2,771)
                                                                           --------           -------
            Net cash provided by (used in) operating activities                170            (2,718)
                                                                           --------           -------

Cash flows from investing activities                                            --                --
                                                                           --------           -------

Cash flows from financing activities                                            --                --
                                                                           --------           -------

         Net change in cash and cash equivalents                               170            (2,718)

         Cash and cash equivalents:

              Beginning of period                                            7,310             4,216
                                                                           --------           -------

              End of period                                                $ 7,480             1,498
                                                                           ========           =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                 March 31, 1998
                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------
     The accompanying unaudited financial statements include the accounts of American Cable TV Investors 4, Ltd. ("ACT 4" or the "Partnership"). ACT 4 was formed for the purpose of acquiring, developing and operating cable television systems. During 1995 and 1996, ACT 4 sold all of its cable television assets. Accordingly, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. See note 5.

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

     The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1998 and its results of operations for the three months ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in ACT 4's December 31, 1997 Annual Report on Form 10-K.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(2)  Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partner and 75% to the limited partners. Payback occurred in 1996. Accordingly, the limited partners' share of earnings for the three months ended March 31, 1998 and 1997, have been allocated using the post-Payback percentages set forth above.

     Earnings per Unit is calculated by dividing the net earnings attributable to the limited partners by the number of Units outstanding during the period.

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with maturities of three months or less to be cash equivalents. At March 31, 1998, $7,273,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------
     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 for each of the three months ended March 31, 1998 and 1997.

     Amounts due from related parties bear interest at variable rates (5.9% at March 31, 1998). Interest earned on amounts due from TCI and its affiliates was not significant for the three months ended March 31, 1998. During the three months ended March 31, 1997, interest earned on amounts due from TCI and its affiliates was $139,000.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(5)  Contingency
     -----------
     In May 1996, Citizens Century Cable Television Venture ("Citizens-Century"), the buyer of the Partnership's cable television system which was located in and around Chino, California (the "Chino System"), filed a claim for a breach of warranty in connection with the sale of the Chino System by ACT 4. Citizens-Century has not submitted to ACT 4 an estimate of the cost associated with such claim. The claim for indemnification has had and will continue to have the effect of delaying the release of funds held in escrow from the sale of the Chino System (the "Chino Escrow"). In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see note 5 to the accompanying financial statements.
The Partnership's results of operations for the three months ended March 31, 1998 and 1997 include (i) general and administrative ("G&A") expenses and (ii) interest income. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. The Partnership's results of operations for the three months ended March 31, 1998 also reflect the reversal of certain amounts which were accrued in prior periods.

     Interest income decreased $45,000 during the three months ended March 31, 1998 as compared to the corresponding prior year period. Such decrease is primarily due to a decrease in the average balance of the amounts due from related parties.

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

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits:

         (27) Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1998 - none

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

                                   AMERICAN CABLE TV INVESTORS 4, LTD.
                                   (A Colorado Limited Partnership)

                                   By:      IR-TCI PARTNERS IV, L.P.,
                                            Its General Partner

                                   By:      TCI VENTURES FOUR, INC.,
                                            A General Partner



Date:     April 30, 1998           By:      /s/ Gary K. Bracken
                                            -----------------------------
                                            Gary K. Bracken
                                            Vice President and Controller
                                            (Principal Accounting Officer)