Form 10-Q
period 1998-06-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1998-08-04
CIK 785025

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1998

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

                                Balance Sheets

                                  (unaudited)

                                 (see note 1)

                                                                     June 30,           December 31,
                                                                       1998                 1997
                                                                ------------------    -----------------
Assets                                                                    amounts in thousands
------

Cash and cash equivalents (note 3)                              $            7,801                7,310

Amounts due from related parties (note 4)                                       --                  121

Funds held in escrow (note 5)                                                2,025                2,025
                                                                ------------------     ----------------

                                                                $            9,826                9,456
                                                                ==================     ================

Liabilities and Partners' Equity
--------------------------------

Accrued liabilities                                             $              203                  232

Amounts due to related parties (note 4)                                        261                   --
                                                                ------------------     ----------------

     Total liabilities                                                         464                  232
                                                                ------------------     ----------------

Partners' equity:
   General partner                                                           1,944                1,910
   Limited partners                                                          7,418                7,314
                                                                ------------------     ----------------

     Total partners' equity                                                  9,362                9,224
                                                                ------------------     ----------------

Contingency (note 5)
                                                                $            9,826                9,456
                                                                ==================     ================


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)


                           Statements of Operations

                                  (unaudited)

                                 (see note 1)



                                                         Three months ended                    Six months ended
                                                              June 30,                             June 30,
                                                ------------------------------------  ----------------------------------
                                                       1998               1997              1998              1997
                                                ------------------  ----------------  -----------------  ---------------

General and administrative expenses               $           (43)              (37)               (91)            (125)

Interest income                                               105               128                201              269

Reversal of excess accrued liabilities                         --                --                 28               --
                                                -----------------   ---------------   ----------------   --------------

      Net earnings                                $            62                91                138              144
                                                =================   ===============   ================   ==============

Net earnings per limited partnership
 unit ("Unit")                                    $           .39               .57                .86              .90
                                                =================   ===============   ================   ==============

Limited partnership units outstanding                     120,005           120,005            120,005          120,005
                                                =================   ===============   ================   ==============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)


                         Statement of Partners' Equity

                        Six months ended June 30, 1998

                                  (unaudited)

                                 (see note 1)


                                                                General          Limited
                                                                partner          partners       Total
                                                             -------------    -------------  ------------
                                                                          amounts in thousands

Balance at January 1, 1998                                   $       1,910            7,314         9,224

   Net earnings                                                         34              104           138
                                                             -------------     ------------  ------------

Balance at June 30, 1998                                     $       1,944            7,418         9,362
                                                             =============     ============  ============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)


                           Statements of Cash Flows

                                  (unaudited)

                                 (see note 1)

                                                                               Six months ended
                                                                                   June 30,
                                                                      -----------------------------------
                                                                             1998              1997
                                                                      ------------------  ---------------
                                                                             amounts in thousands
                                                                                 (see note 3)
Cash flows from operating activities:
  Net earnings                                                          $           138               144
  Adjustment to reconcile net earnings to net cash provided by operating activities:
     Reversal of excess accrued liabilities                                         (28)               --
     Changes in operating assets and liabilities:
         Net change in accounts payable, accrued liabilities and
          amounts due to/from related parties                                       381             2,513
                                                                     ------------------   ---------------
            Net cash provided by operating activities                               491             2,657
                                                                     ------------------   ---------------


Cash flows from investing activities                                                 --                --
                                                                     ------------------   ---------------

Cash flows from financing activities                                                 --                --
                                                                     ------------------   ---------------

            Net change in cash and cash equivalents                                 491             2,657

            Cash and cash equivalents:

              Beginning of period                                                 7,310             4,216
                                                                     ------------------   ---------------
              End of period                                             $         7,801             6,873
                                                                     ==================   ===============

  See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                        Notes to Financial Statements

                                 June 30, 1998
                                  (unaudited)

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

     The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1998 and its results of operations for the six months ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in ACT 4's December 31, 1997 Annual Report on Form 10-K.

(2)  Allocation of Net Earnings and Net Losses
     -----------------------------------------

     Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partner and 75% to the limited partners. Payback occurred in 1996. Accordingly, the limited partners' share of earnings for the six months ended June 30, 1998 and 1997, have been allocated using the post-Payback percentages set forth above.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with maturities of three months or less to be cash equivalents. At June 30, 1998, $7,372,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------

     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 for each of the six months ended June 30, 1998 and 1997.

     Amounts due from related parties bear interest at variable rates (5.6% at June 30, 1998). Interest earned on amounts due from TCI and its affiliates was not significant for the six months ended June 30, 1998. During the six months ended June 30, 1997, interest earned on amounts due from TCI and its affiliates was $162,000.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

(5)  Contingency
     -----------

     In May 1996, Citizens Century Cable Television Venture ("Citizens-Century"), the buyer of the Partnership's cable television system which was located in and around Chino, California (the "Chino System"), filed a claim for a breach of warranty by ACT 4 in connection with the sale of the Chino System. The Partnership is working with Citizens-Century to resolve such claim. However, the Partnership is unable to determine the ultimate cost of such claim, if any, or when such claim will be resolved. The claim for indemnification has had and will continue to have the effect of delaying the release of funds held in escrow from the sale of the Chino System (the "Chino Escrow"). In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see note 5 to the accompanying financial statements.
The Partnership's results of operations for the three and six month periods ended June 30, 1998 and 1997 include (i) general and administrative ("G&A") expenses and (ii) interest income. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. The Partnership's results of operations for the six months ended June 30, 1998 also reflect the reversal of certain amounts which were accrued in prior periods.

     Material Changes in Financial Condition
     ---------------------------------------

     ACT 4 anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds from the Chino Escrow. In May 1996, Citizens-Century filed a claim for a breach of warranty by ACT 4 in connection with the sale of the Chino System.
The Partnership is working with Citizens-Century to resolve such claim.
However, the Partnership is unable to determine the ultimate cost of such claim, if any, or when such claim will be resolved. The claim for indemnification has had and will continue to have the effect of delaying the release of funds from the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K
------       --------------------------------

     (a)     Exhibits:

             (27) Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1998 - none

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



                                         AMERICAN CABLE TV INVESTORS 4, LTD.
                                          (A Colorado Limited Partnership)

                                         By:      IR-TCI PARTNERS IV, L.P.,
                                                  Its General Partner

                                         By:      TCI VENTURES FOUR, INC.,
                                                  A General Partner



Date:     August 4, 1998                 By:      /s/ Ann M. Koets
                                                  --------------------------
                                                  Ann M. Koets
                                                  Vice President