Form 10-Q
period 1998-09-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1998-11-02
CIK 785025

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      State of Colorado                                         84-1013221
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          5619 DTC Parkway
        Englewood, Colorado                                       80111
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes   X       No
                              -----        -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 1)

                                                                 September 30,         December 31,
                                                                      1998                 1997
                                                              --------------------  -------------------
Assets                                                                  amounts in thousands
------
Cash and cash equivalents (note 3)                            $              7,554                7,310

Amounts due from related parties (note 4)                                       --                  121

Funds held in escrow (note 5)                                                2,025                2,025
                                                              --------------------  -------------------

                                                              $              9,579                9,456
                                                              ====================  ===================

Liabilities and Partners' Equity
--------------------------------

Accrued liabilities                                           $                191                  232

Partners' equity:
   General partner                                                           1,951                1,910
   Limited partners                                                          7,437                7,314
                                                              --------------------  -------------------

     Total partners' equity                                                  9,388                9,224
                                                              --------------------  -------------------

Contingency (note 5)
                                                              $              9,579                9,456
                                                              ====================  ===================


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Operations

                                  (unaudited)

                                  (see note 1)



                                                         Three months ended                   Nine months ended
                                                           September 30,                        September 30,
                                                -----------------------------------   ---------------------------------
                                                       1998               1997              1998              1997
                                                -----------------   ---------------   ----------------   --------------

General and administrative expenses             $             (80)              (51)              (171)            (176)

Interest income                                               106                98                307              367

Reversal of excess accrued liabilities                         --               117                 28              117
                                                -----------------   ---------------   ----------------   --------------

      Net earnings                              $              26               164                164              308
                                                =================   ===============   ================   ==============

Net earnings per limited partnership
 unit ("Unit")                                  $            0.16              1.02               1.02             1.92
                                                =================   ===============   ================   ==============

Limited partnership units outstanding                     120,005           120,005            120,005          120,005
                                                =================   ===============   ================   ==============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                         Statement of Partners' Equity

                      Nine months ended September 30, 1998

                                  (unaudited)

                                  (see note 1)


                                                               General          Limited
                                                               partner          partners        Total
                                                           ---------------  ---------------  ------------
                                                                        amounts in thousands

Balance at January 1, 1998                                 $         1,910            7,314         9,224

   Net earnings                                                         41              123           164
                                                           ---------------  ---------------  ------------

Balance at September 30, 1998                              $         1,951            7,437         9,388
                                                           ===============  ===============  ============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Cash Flows

                                  (unaudited)

                                  (see note 1)

                                                                               Nine months ended
                                                                                 September 30,
                                                                      -----------------------------------
                                                                             1998               1997
                                                                      -----------------   ---------------
                                                                             amounts in thousands
                                                                                 (see note 3)
Cash flows from operating activities:
  Net earnings                                                        $             164               308
  Adjustment to reconcile net earnings to net cash provided by operating activities:
     Reversal of excess accrued liabilities                                         (28)             (117)
     Changes in operating assets and liabilities:
         Net change in accounts payable, accrued liabilities and
            amounts due to/from related parties                                     108             2,564
                                                                      -----------------   ---------------

            Net cash provided by operating activities                               244             2,755
                                                                      -----------------   ---------------


Cash flows from investing activities                                                 --                --
                                                                      -----------------   ---------------

Cash flow from financing activities:

  Change in cash overdraft                                                           --                61
                                                                      -----------------   ---------------

            Net change in cash and cash equivalents                                 244             2,816

            Cash and cash equivalents:

              Beginning of period                                                 7,310             4,216
                                                                      -----------------   ---------------

              End of period                                           $           7,554             7,032
                                                                      =================   ===============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1998
                                  (unaudited)

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

     The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1998 and its results of operations for the nine months ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in ACT 4's December 31, 1997 Annual Report on Form 10-K.

(2)  Allocation of Net Earnings and Net Losses
     -----------------------------------------

     Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partner and 75% to the limited partners. Payback occurred in 1996. Accordingly, the limited partners' share of earnings for the nine months ended September 30, 1998 and 1997, have been allocated using the post-Payback percentages set forth above.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

(3)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with maturities of three months or less to be cash equivalents. At September 30, 1998, $7,366,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)  Transactions with Related Parties
     ---------------------------------

     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $27,000 for each of the nine months ended September 30, 1998 and 1997.

     Amounts due from related parties bear interest at variable rates (5.5% at September 30, 1998). Interest earned on amounts due from TCI and its affiliates was not significant for the nine months ended September 30, 1998. During the nine months ended September 30, 1997, interest earned on amounts due from TCI and its affiliates was $163,000.

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

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see note 5 to the accompanying financial statements. The Partnership's results of operations for the three and nine month periods ended September 30, 1998 and 1997 include (i) general and administrative ("G&A") expenses and (ii) interest income. The Partnership's G&A expenses are comprised primarily of costs associated with the administration of the Partnership. The Partnership's results of operations for the nine months ended September 30, 1998 and 1997 also reflect the reversal of certain amounts which were accrued in prior periods.

     Interest income increased $8,000 and decreased $60,000 during the three and nine month periods ended September 30, 1998, respectively, as compared to the corresponding prior year periods. Such changes are primarily due to fluctuations in the average balance of the Partnership's interest-bearing assets (primarily cash and cash equivalents).

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

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

    (a)  Exhibits:

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter ended September 30, 1998
          - none

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

                                             AMERICAN CABLE TV INVESTORS 4, LTD.
                                             (A Colorado Limited Partnership)

                                             By: IR-TCI PARTNERS IV, L.P.,
                                                 Its General Partner

                                             By: TCI VENTURES FOUR, INC.,
                                                 A General Partner



Date:     October 30, 1998                   By: /s/ Ann M. Koets
                                                 -------------------------------
                                                 Ann M. Koets
                                                 Vice President

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

       (27)   American Cable TV Investors 4, LTD. Financial Data Schedule