Form 10-K
period 1998-12-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1999-03-04
CIK 785025

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _____ to _____

Commission File Number 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)


          State of Colorado                                                            84-1013221
-------------------------------------------                                       ---------------------
      (State or other jurisdiction                                                  (I.R.S. Employer
     of incorporation or organization)                                            Identification Number)


                5619 DTC Parkway
               Englewood, Colorado                                                         80111
------------------------------------------------                                         ---------
     (Address of principal executive offices)                                            (Zip Code)


  Registrant's telephone number, including area code:  (303) 267-5500

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

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        1998 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                  Page
                                                                  ----
                                     PART I

Item 1.    Business..............................................  I-1

Item 2.    Properties............................................  I-2

Item 3.    Legal Proceedings.....................................  I-2

Item 4.    Submission of Matters to a Vote of Security Holders...  I-2

                                    PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters..........................  II-1

Item 6.    Selected Financial Data...............................  II-2

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................  II-3

Item 8.    Financial Statements and Supplementary Data...........  II-4

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..................  II-4

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant....  III-1

Item 11.   Executive Compensation................................  III-3

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management.......................................  III-3

Item 13.   Certain Relationships and Related Transactions........  III-3

                                    PART IV

Item 14.   Exhibits, Financial Statements and Financial
            Statement Schedules, and Reports on Form 8-K.........  IV-1

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

     TCI and AT&T have agreed to a merger (the "Merger") in which TCI will become a wholly-owned subsidiary of AT&T. In anticipation of the Merger, TCI announced that it will restructure certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. ("TCIC") into TCI. The Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

     During 1995 ACT 4 sold all of its wholly-owned cable television systems in three separate transactions (collectively, the "Wholly-Owned Sales"). The wholly-owned cable television systems were located in and around (i) Chino, California (the "Chino System"), (ii) North and South Kona and North and South Kohala, Hawaii (collectively, the "Kona System") and (iii) Colton, California (the "Colton System"). In addition, the Newport News System was sold on January 1, 1996 (the "Newport News Sale", and together with the Wholly-Owned Sales, the "Sales Transactions"). The Sales Transactions were approved by the Partnership's limited partners ("Limited Partners") at a special meeting that occurred on June 20, 1995. See Management's Discussion and Analysis of
                                ---------------------------------------
Financial Condition and Results of Operations - General.
-------------------------------------------------------

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

     In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 Units to the public at a price of $500 per Unit. At December 31, 1998, there were approximately 8,100 Unit holders.

     The Partnership made a cash distribution of $675 per Unit in January 1996 to holders of record as of December 1, 1995. The Partnership anticipates making final cash distributions to its partners as soon as possible following the final determination and satisfaction of its liabilities. However, the Partnership is currently unable to predict the timing or amount of any such liquidating distributions due primarily to the claim for indemnification which was filed by the purchaser of the Chino System. For additional information see note 4 to the accompanying financial statements and Management's Discussion and Analysis of
                                      ---------------------------------------
Financial Condition and Results of Operations - General.
-------------------------------------------------------

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the underlying net assets of the Partnership.

Item 6.  Selected Financial Data.
-------  -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1998 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

     SUMMARY BALANCE SHEET DATA:
     --------------------------

                                                                  December 31,
                                       ------------------------------------------------------------------
                                         1998          1997         1996 /1/       1995 /2/       1994
                                       -----------  -----------  ------------  ------------  ------------
                                                               amounts in thousands

       Cash and cash equivalents       $7,405         7,310        4,216         48,104            490
       Property and equipment, net     $   --            --           --         17,090         40,721
       Franchises costs and
         other intangibles, net        $   --            --           --          1,104         10,736
       Total assets                    $9,621         9,456        8,958         76,151         57,706
       Debt                            $   --            --           --         24,255         66,887
       Partners' equity (deficit)      $9,435         9,224        8,873         37,274        (14,150)
       Outstanding Units                  120           120          120            120            120

    SUMMARY STATEMENT OF OPERATIONS DATA:
    ------------------------------------

                                                              Years ended December 31,
                                       ------------------------------------------------------------------
                                         1998          1997         1996 /1/       1995 /2/       1994
                                       -----------  -----------  ------------  ------------  ------------
                                                     amounts in thousands, except per Unit data

       Revenue                         $  --            --            --         33,759         37,500
       Operating income (loss)         $(225)         (230)         (262)           176          1,104
       Interest expense                $  --            --           (10)        (3,518)        (4,346)
       Gain on sale of cable
         television systems            $  --            --        99,700         54,022             --
       Earnings (loss) before
         extraordinary item            $ 211           351        60,208         51,775         (2,994)
       Net earnings (loss) per Unit
         before extraordinary item     $1.32          2.19        421.90         427.13         (24.70)
       Distributions per Unit          $  --            --           675             --             --

_________________

     /1/ The December 31, 1996 summary balance sheet data and statement of operations data reflect the effects of the January 1, 1996 Newport News Sale. See Management's Discussion and Analysis of Financial
                          -------------------------------------------------
          Condition and Results of Operations - General.
          ----------------------------------------------

     /2/ The December 31, 1995 summary balance sheet data and statement of operations data reflected the effects of the Wholly-Owned Sales. As a result of the Wholly-Owned Sales, the Partnership's statement of operations for the year ended December 31, 1995 includes (i) six months of operating results for the Kona and Colton Systems and (ii) eleven months of operating results for the Chino System.

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

     As a result of the Sales Transactions, which were approved by the Limited Partners, the Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. However, ACT 4 is currently unable to predict the timing or amount of such final cash distributions due primarily to the existence of the claim for indemnification described in note 4 to the accompanying financial statements.

     Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1998.

     Results of Operations
     ----------------------

     As the Partnership is no longer engaged in the cable television business, its results of operations for the years ended December 31, 1998, 1997 and 1996 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's results of operations for the years ended December 31, 1998 and 1997 also reflect the reversal of certain amounts which were accrued in prior periods. The 1996 results of operations include the gain from the Newport News Sale and the minority interest's share of Newport News' net earnings. The gain from the Newport News Sale has been reduced by $510,000 to reflect certain of Newport News' operating costs and expenses which were incurred in 1995 but which were reflected in the 1996 financial records of Newport News. See note 2 to the accompanying financial statements.

     Interest income was relatively consistent during the years ended December 31, 1998 and 1997. Interest income decreased $354,000 during the year ended December 31, 1997, as compared to the corresponding prior year period. Such decrease is primarily due to fluctuations in the average balance of the Partnership's interest bearing assets (primarily cash and cash equivalents).

     Liquidity and Capital Resources
     -------------------------------

     The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities, but not prior to the release of funds held in escrow from the sale of the Chino System (the "Chino Escrow"). In May 1996, Citizens Century Cable Television Venture ("Citizens-Century") the buyer of the Chino System, filed a claim for a breach of warranty by ACT 4 in connection with the sale of the Chino System. The Partnership is working with Citizens-Century to resolve such claim. However, the Partnership is unable to determine the ultimate cost of such claim, if any, or when such claim will be resolved. The claim for indemnification has had and will continue to have the effect of delaying the release of the Chino Escrow. In addition, any successful indemnification claim will have the effect of reducing the amount of the Chino Escrow ultimately released to ACT 4.

Item 8.  Financial Statements and Supplementary Data.
-------  -------------------------------------------

     The financial statements of the Partnership are filed under this item beginning on page II-5. All financial statement schedules are omitted as they are not required or are not applicable.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------  ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                         Independent Auditors' Report
                         ----------------------------



The Partners
American Cable TV Investors 4, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 4, Ltd. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 4, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                        KPMG LLP


Denver, Colorado
February 12, 1999

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                                Balance Sheets

                          December 31, 1998 and 1997

                                  (see note 2)


Assets                                                                     1998             1997
------                                                                    ------           ------
                                                                            amounts in thousands
Cash and cash equivalents                                                $  7,405           7,310

Amounts due from related parties (note 3)                                     191             121

Funds held in escrow (note 4)                                               2,025           2,025
                                                                         --------        --------

                                                                          $ 9,621           9,456
                                                                         ========        ========


Liabilities and Partners' Equity
--------------------------------

Accrued liabilities                                                       $   186             232

Partners' equity:
 General partner                                                            1,963           1,910
 Limited partners                                                           7,472           7,314
                                                                         --------        --------
   Total partners' equity                                                   9,435           9,224
                                                                         --------        --------
Contingency (note 4)
                                                                          $ 9,621           9,456
                                                                         ========        ========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                           Statements of Operations

                 Years ended December 31, 1998, 1997 and 1996

                                 (see note 2)

                                                           1998             1997              1996
                                                          ------           ------            ------
                                                                    amounts in thousands,
                                                                   except per unit amounts

General and administrative expenses                     $   225              230               262

Other income (expense):
 Interest expense                                            --               --               (10)
 Interest income (note 3)                                   408              464               818
 Gain on sale of cable television systems,
  net of $510,000 of costs and expenses
  in 1996 related to 1995 operations
  (note 2)                                                   --               --            99,700
 Minority interest's share of earnings of Newport
  News Cablevision Associates,
  L.P. ("Newport News")                                      --               --           (39,995)
 Reversal of excess accrued liabilities                      28              117                --
 Other                                                       --               --               (43)
                                                        --------         --------         ---------
                                                            436              581            60,470
                                                        --------         --------         ---------
    Net earnings                                        $   211              351            60,208
                                                        ========         ========         =========

Net earnings per limited partnership unit
  ("Unit")                                              $  1.32             2.19            421.90
                                                        ========         ========         =========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                        Statements of Partners' Equity

                 Years ended December 31, 1998, 1997 and 1996

                                 (see note 2)


                                                           General           Limited
                                                           partner           partners           Total
                                                      ----------------  ----------------  ----------------
                                                                     amounts in thousands

Balance at January 1, 1996                            $           (150)           37,424            37,274

 Distribution (note 2)                                          (7,606)          (81,003)          (88,609)

 Net earnings                                                    9,578            50,630            60,208
                                                      ----------------  ----------------  ----------------

Balance at December 31, 1996                                     1,822             7,051             8,873

 Net earnings                                                       88               263               351
                                                      ----------------  ----------------  ----------------
Balance at December 31, 1997                                     1,910             7,314             9,224

 Net earnings                                                       53               158               211
                                                      ----------------  ----------------  ----------------

Balance at December 31, 1998                          $          1,963             7,472             9,435
                                                      ================  ================  ================


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                       (A Colorado Limited Partnership)

                           Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996

                                 (see note 2)


                                                              1998                1997                1996
                                                       -----------------   ------------------   ----------------
                                                                          amounts in thousands
                                                                              (see note 1)
Cash flows from operating activities:
 Net earnings                                          $             211                  351             60,208
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Reversal of excess accrued liabilities                           (28)                (117)                --
    Gain on sale of cable television assets                           --                   --           (100,210)
    Minority interest's share of earnings of Newport
     News                                                             --                   --             39,995
    Changes in operating assets and liabilities, net
     of effects from sale of cable television
     systems:
         Change in receivables and
          prepaid expenses                                            --                   --                863
         Change in accrued liabilities                               (18)                 264             (3,407)
         Change in amounts due from (to)
          related parties                                            (70)               2,596             (6,920)
                                                       -----------------   ------------------   ----------------
           Net cash provided by (used in) operating
            activities                                                95                3,094             (9,471)
                                                       -----------------   ------------------   ----------------

Cash flows from investing activities:
 Capital expended for property
  and equipment                                                       --                   --                (36)
 Proceeds from sale of cable television assets, net
  of disposition fees paid                                            --                   --            120,718
                                                       -----------------   ------------------   ----------------
          Net cash provided by
            investing activities                       $              --                   --            120,682
                                                       -----------------   ------------------   ----------------
                                                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                      Statements of Cash Flows, continued

                  Years ended December 31, 1998, 1997 and 1996

                                  (see note 2)

                                                             1998                1997               1996
                                                       -----------------  ------------------  ---------------
                                                                        amounts in thousands
                                                                            (see note 1)
Cash flows from financing activities:
 Repayments of debt                                    $              --                  --          (24,255)
 Distributions to partners                                            --                  --          (88,609)
 Distributions to minority owner of
      Newport News                                                    --                  --          (35,789)
 Change in cash overdraft                                             --                  --           (6,446)
                                                       -----------------  ------------------  ---------------

            Net cash provided by (used in)
             financing activities                                     --                  --         (155,099)
                                                       -----------------  ------------------  ---------------

            Net increase (decrease) in
             cash and cash equivalents                                95               3,094          (43,888)


            Cash and cash equivalents:
             Beginning of year                                     7,310               4,216           48,104
                                                       -----------------  ------------------  ---------------

             End of year                               $           7,405               7,310            4,216
                                                       =================  ==================  ===============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996


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

     TCI and AT&T have agreed to a merger (the "Merger") in which TCI will become a wholly-owned subsidiary of AT&T. In anticipation of the Merger, TCI announced that it will restructure certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. ("TCIC") into TCI. The Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     Allocation of Net Earnings
     --------------------------

     Net earnings and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the General Partner until the limited partners receive distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings, credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the limited partners. The Partnership's January 1996 distributions, which were funded with proceeds from the sale of the Partnership's cable television assets, allowed limited partners to achieve Payback. As such, Payback was deemed to have occurred on January 1, 1996 in connection with the sale of the Newport News System. See note 2. Accordingly, the limited partners' share of earnings for the year ended December 31, 1996 includes $22,578,000 allocated prior to achieving Payback and $28,052,000 allocated after achieving Payback.

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     At December 31, 1998 and 1997, all of the Partnership's cash and cash equivalents were invested in commercial paper, discount notes or money market funds. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none in each of 1998 and 1997, and $62,000 in 1996.

     Net Earnings Per Unit
     ---------------------

     Net earnings per Unit is calculated by dividing net earnings attributable to the limited partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1998 was 120,005.

     Income Taxes
     ------------

     No provision has been made for income tax expense or benefit in the accompanying consolidated financial statements as the income or losses of the Partnership are reported in the respective income tax returns of the partners.

     The Partnership had taxable income (loss) of $281,000, $(116,000) and $61.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Reclassifications
     -----------------

     Certain amounts have been reclassified for comparability with the 1998 presentation.

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

     The Partnership used proceeds from the Sales Transactions to make initial distributors to its General and limited partners of $7,606,000 and $81,003,000 ($675 per Unit), respectively, in January 1996.

(3)  Transactions with Related Parties
     ---------------------------------

     The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting and other services. Such reimbursements amounted to $36,000 for each of the years ended December 31, 1998, 1997 and 1996, and are included in general and administrative expenses in the accompanying statements of operations.

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

     Amounts due from related parties bear interest at variable rates (5.0% at December 31, 1998). Interest earned on amounts due from TCI and its affiliates was not significant for the year ended December 31, 1998.
     During the year ended December 31, 1997, interest earned on amounts due from TCI and its affiliates was $102,000. Interest earned on amounts due from TCI and its affiliates was not significant for the year ended December 31, 1996.

(4)  Contingency
     -----------

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

     As of February 1, 1999, the following executive officers and directors of TCIV 4 and ICC operated IR-TCI:

               Name                                              Position
              -----                                              --------
William R. Fitzgerald                President of TCIV 4 since November 1998.  Chief Operating
---------------------                Officer of TCIC since November 1998, Executive Vice President
Born May 20, 1957                    of TCIC since December 1997 and Senior Vice President of TCIC from March 1996 to December 1997.  Serves as a Vice President
                                     of various TCI subsidiaries; and was Senior Vice President and
                                     Partner in Daniels & Associates, a brokerage and investment banking company from 1988 to 1996.


Stephen M. Brett (1)                 Director of TCIV 4 since August 1995. Vice President and
-----------------------              Secretary of Cablevision and TCIV 4 since March 1992. Executive
Born September 20, 1940              Vice President, General Counsel and Secretary of TCI  since
                                     January 1994. Executive Vice President of TCIC since October
                                     1997. Secretary of TCIC since February 1994 and General Counsel of TCIC since 1991; Senior Vice President of TCIC from December
                                     1991 until October 1997; Assistant Secretary of TCIC from June
                                     1992 to February 1994; and Vice President and Secretary of most of TCI's subsidiaries.


Leo J. Hindery, Jr. (1)              Director of TCIV 4 since October 1998. Director of TCI since
-----------------------              May 1997, and President and Chief Operating Officer of TCI
Born October 31, 1947                since February 1997.  Director of TCIC since March 1997,
                                     President, and Chief Executive Officer of TCIC since November
                                     1998 and from March 1997 to May 1998.  President, Chief
                                     Executive Officer and/or a Director of many of TCI's
                                     subsidiaries.


Bernard W. Schotters                 Vice President and Treasurer of Cablevision since December 1991
----------------------               and TCIV 4 since August 1992.  Senior Vice President and
Born November 24, 1944               Treasurer of TCI since October 1997.  Executive Vice President of TCIC since December 1997, Treasurer of TCIC since December
                                     1991; Senior Vice President of TCIC from December 1991 to
                                     December 1997, and Vice President and Treasurer of most of
                                     TCI's subsidiaries.

                                     III-1

Ann M. Koets                         Vice President and Principal Accounting Officer of TCIV 4 since
---------------------                June 1998. Executive Vice President of TCIC since December
Born January 21, 1958                1997, Senior Vice President of TCIC from May 1997 to December
                                     1997; and served in various other capacities with TCIC and its subsidiaries prior to 1997.

Allan B. Rothschild (1)              Director, President and General Counsel of ICC since October
-----------------------              1998.  Executive Vice President and General Counsel of ICC from
Born June 2, 1961                    December 1997 to October 1998.  From 1995 through 1997, Mr.
                                     Rothschild was the Senior Vice President and General Counsel at
                                     Newkirk Limited Partnership.  Prior to that he was associated with the law firm of Proskauer, Rose LLP.

David King (1)                       Director, Executive Vice President and Assistant Treasurer of
-------------------                  ICC since November 1997.  From 1990 through 1997, Mr. King was
Born April 21, 1962                  Senior Vice President of Finance for Olympia & York Companies
                                     (USA).  Prior to that, Mr. King was employed with Bankers Trust in its real estate finance group.

Lawrence Schachter                   Senior Vice President and Chief Financial Officer of ICC since
-----------------------              January 1998.  From 1992 through 1995, Mr. Schachter was the
Born September 18, 1956              Controller at Greenthal/ Harlan Realty Services, Inc. In
                                     addition, he was the Controller at Goodrich Associates from
                                     1995 through 1996. From 1996 to 1998, Mr. Schachter held the position of Controller at CB Commercial Hampshire LLC.

W. Edward Scheetz (1)                Director of ICC since July 1997.  From 1993 through 1997, Mr.
----------------------               Scheetz was a partner at Apollo Realty, Advisors, LP.  From
Born November 11, 1965               1989 through 1993, he was a principal with Trammell Crow
                                     Ventures.

David Hamamoto (1)                   Director of ICC since July 1997.  From 1988 through 1997, Mr.
---------------------                Hamamoto was a Partner of the real estate principal investment
Born October 26, 1959                area at Goldman Sachs & Co.

Dallas E. Lucas (1)                  Director of ICC since October 1998.  From 1993 to 1998, Mr.
-------------------                  Lucas was Senior Vice President and Chief Financial Officer at
Born April 9, 1962                   Crescent Real Estate Equities Company.  From 1984 to 1993, he
                                     was Senior Audit Manager at Arthur Andersen LLP.

J. Peter Paganelli                   Senior Vice President, Secretary and Treasurer of ICC since
--------------------                 March 1998.  From 1997 to March 1998, Mr. Paganelli was the
Born January 7, 1959                 Director of Asset Management for Argent Ventures, LLC.  From
                                     1986 to 1994, Mr. Paganelli was an Associate Director at
                                     Cushman & Wakefield, Inc.


     (1) Directors of TCIV 4 and ICC serve until their successors are duly appointed and qualified.

     There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

                                     III-2

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1998, all applicable filing requirements were complied with, except that Dallas E. Lucas and J. Peter Paganelli each filed one Form 3 late.


Item 11.  Executive Compensation.
--------  ----------------------

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through fees paid to Cablevision and Presidio. See Certain Relationships and Related Transactions below.
               ----------------------------------------------


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

     Cablevision owns 40 Units and Presidio owns 7 Units.


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     At December 31, 1998, TCI and its affiliates owed the Partnership $191,000. Such amounts bear interest at variable rates (5.0% at December 31, 1998).
During the year ended December 31, 1998, interest earned on such amounts was not material.

                                     III-3

PART IV.


Item 14.    Exhibits, Financial Statements and Financial Statement Schedules
--------    ----------------------------------------------------------------
            and Reports on Form 8-K.
            -----------------------

(a)  (1)    Financial Statements                                           Page
            --------------------                                           ----

Included in Part II of this Report:

    Independent Auditors' Report                                           II-5

    Balance Sheets,
      December 31, 1998 and 1997                                           II-6

    Statements of Operations,
      Years ended December 31, 1998, 1997 and 1996                         II-7

    Statements of Partners' Equity,
      Years ended December 31, 1998, 1997 and 1996                         II-8

    Statements of Cash Flows,
      December 31, 1998, 1997 and 1996                                     II-9

    Notes to Financial Statements,
      December 31, 1998, 1997 and 1996                                    II-11

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

27 - Financial Data Schedule.


(b)    Reports on Form 8-K filed during the quarter ended December 31, 1998:

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

AMERICAN CABLE TV INVESTORS 4, LTD., A Colorado Limited Partnership
By:  IR-TCI PARTNERS IV, L.P., Its General Partner

     By:  TCI VENTURES FOUR, INC., a General Partner



         By:  /s/ William R. Fitzgerald         March 4, 1999
              -------------------------
              William R. Fitzgerald
              President - TCI Ventures Four, Inc.
              (Principal Executive Officer)

     By:  INTEGRATED CABLE CORP. IV, a General Partner



         By:  /s/ Allan B. Rothschild           March 4, 1999
              -----------------------      -
              Allan B. Rothschild
              President - Integrated Cable Corp. IV
              (Principal Executive Officer)

Pursuant to the Securities Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                                 Signature                                      Date
                                 ---------                                      ----


         /s/ William R. Fitzgerald                                           March 4, 1999
         ----------------------------------------
         William R. Fitzgerald
         President - TCI Ventures Four, Inc.
         (Principal Executive Officer)



         /s/ Leo J. Hindery, Jr.                                             March 4, 1999
         ----------------------------------------
         Leo J. Hindery, Jr.
         Director - TCI Ventures Four, Inc.



         /s/ Stephen M. Brett                                                March 4, 1999
         ----------------------------------------
         Stephen M. Brett
         Vice President and Secretary and
         Director - TCI Ventures Four, Inc.



         /s/ Bernard W. Schotters                                            March 4, 1999
         ----------------------------------------
         Bernard W. Schotters
         Vice President and Treasurer - TCI Ventures Four, Inc.
         (Chief Financial Officer)

                                Signature                                       Date
                                ---------                                       ----

         /s/ Ann M. Koets                                                   March 4, 1999
         ---------------------------------------
         Ann M. Koets
         Vice President - TCI Ventures Four, Inc.
         (Principal Accounting Officer)



         /s/ Allan B. Rothschild                                            March 4, 1999
         ---------------------------------------
         Allan B. Rothschild
         President and Director - Integrated Cable Corp. IV (Principal
         Executive Officer)



         /s/ David King                                                     March 4, 1999
         ---------------------------------------
         David King
         Executive Vice President and Director - Integrated Cable Corp. IV



         /s/ W. Edward Scheetz                                              March 4, 1999
         ---------------------------------------
         W. Edward Scheetz
         Director - Integrated Cable Corp. IV



         /s/ David Hamamoto                                                 March 4, 1999
         ---------------------------------------
         David Hamamoto
         Director - Integrated Cable Corp. IV



         /s/ Dallas E. Lucas                                                March 4, 1999
         ---------------------------------------
         Dallas E. Lucas
         Director - Integrated Cable Corp. IV

                      AMERICAN CABLE TV INVESTORS 4, LTD.

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

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