Form 10-Q
period 1999-03-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1999-05-07
CIK 785025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended March 31, 1999

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File No. 0-15745


                      AMERICAN CABLE TV INVESTORS 4, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Colorado                                      84-1013221
    -------------------------------                          ------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


       9197 South Peoria Street
          Englewood, Colorado                                      80112
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (720) 875-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---   ---

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 1)

                                                                   March 31,         December 31,
                                                                     1999                1998
                                                                   ---------         ------------
Assets                                                                  amounts in thousands
------
Cash and cash equivalents (note 3)                                   $7,607              7,405

Amounts due from related parties (note 4)                                --                191

Funds held in escrow (note 5)                                         2,025              2,025
                                                                     ------             ------

                                                                     $9,632              9,621
                                                                     ======             ======

Liabilities and Partners' Equity
--------------------------------

Accrued liabilities                                                  $  181                186

Amounts due to related parties (note 4)                                   7                 --
                                                                     ------             ------

        Total liabilities                                               188                186
                                                                     ------             ------

Partners' equity:
    General partner                                                   1,965              1,963
    Limited partners                                                  7,479              7,472
                                                                     ------             ------

        Total partners' equity                                        9,444              9,435
                                                                     ------             ------

Contingency (note 5)
                                                                     $9,632              9,621
                                                                     ======             ======




See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Operations

                                   (unaudited)

                                  (see note 1)

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                        1999             1998
                                                      ---------       ---------
                                                         amounts in thousands,
                                                         except unit amounts
General and administrative expenses                   $     (77)            (48)

Interest income                                              86              96

Reversal of excess accrued liabilities                       --              28
                                                      ---------       ---------

           Net earnings                               $       9              76
                                                      =========       =========

Net earnings per limited partnership
    unit ("Unit")                                     $    0.06            0.47
                                                      =========       =========

Limited partnership units outstanding                   120,005         120,005
                                                      =========       =========



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                          Statement of Partners' Equity

                        Three months ended March 31, 1999

                                   (unaudited)

                                  (see note 1)

                                                General     Limited
                                                partner     partners      Total
                                                -------     --------      ------
                                                      amounts in thousands
Balance at January 1, 1999                      $1,963        7,472        9,435

   Net earnings                                      2            7            9
                                                ------       ------       ------

Balance at March 31, 1999                       $1,965        7,479        9,444
                                                ======       ======       ======



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Cash Flows

                                   (unaudited)

                                  (see note 1)

                                                                                 Three months ended
                                                                                      March 31,
                                                                                 ------------------
                                                                                    1999     1998
                                                                                 --------   -------
                                                                                amounts in thousands
                                                                                    (see note 3)
Cash flows from operating activities:
     Net earnings                                                                  $    9       76
     Adjustment to reconcile net earnings to net cash provided by operating activities:
          Reversal of excess accrued liabilities                                       --      (28)
          Changes in operating assets and liabilities:
                 Net change in accounts payable, accrued liabilities and amounts
                     due to/from related parties                                      193      122
                                                                                   ------   ------

                     Net cash provided by operating activities                        202      170
                                                                                   ------   ------


Cash flows from investing activities                                                   --       --
                                                                                   ------   ------

Cash flows from financing activities                                                   --       --
                                                                                   ------   ------

                     Net change in cash and cash equivalents                          202      170

                     Cash and cash equivalents:

                        Beginning of period                                         7,405    7,310
                                                                                   ------   ------

                        End of period                                              $7,607    7,480
                                                                                   ======   ======


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 1999
                                   (unaudited)


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

         On March 9, 1999, AT&T Corp. ("AT&T") acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. into TCI. The AT&T Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1999 and its results of operations for the three months ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the financial statements and related notes thereto included in ACT 4's December 31, 1998 Annual Report on Form 10-K.


                                                                    (continued)

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Allocation of Net Earnings and Net Losses
         -----------------------------------------

         Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partner and 75% to the limited partners. Payback occurred in 1996. Accordingly, the limited partners' share of earnings for the three months ended March 31, 1999 and 1998, have been allocated using the post-Payback percentages set forth above.

         Earnings per Unit is calculated by dividing the net earnings attributable to the limited partners by the number of Units outstanding during the period.

(3)      Supplemental Disclosure of Cash Flow Information
         ------------------------------------------------

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At March 31, 1999, $7,321,000 of the Partnership's cash and cash equivalents was invested in money market funds.

         The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)      Transactions with Related Parties
         ---------------------------------

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 for each of the three months ended March 31, 1999 and 1998.

         Amounts due from related parties bear interest at variable rates (4.8% at March 31, 1999). Interest earned on amounts due from TCI and its affiliates was not significant for the three months ended March 31, 1999 and 1998.

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

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

Management's Discussion and Analysis of
  Financial Condition and Results of Operations
-----------------------------------------------

         Material Changes in Results of Operations
         -----------------------------------------

         The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see note 5 to the accompanying financial statements. The Partnership's results of operations for the three month periods ended March 31, 1999 and 1998 include (i) general and administrative ("G&A") expenses and
(ii) interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G & A expenses for the three months ended March 31, 1999 also include an increase in expenses incurred in ACT 4's continuing efforts to resolve the claim on the Chino Escrow. The Partnership's results of operations for the three months ended March 31, 1998 also reflect the reversal of certain amounts which were accrued in prior periods.

         Interest income decreased $10,000 during the three month periods ended March 31, 1999, as compared to the corresponding prior year period. Such decrease is primarily due to a decrease in the average interest rate earned on the Partnership's interest bearing accounts.

Material Changes in Financial Condition
---------------------------------------

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

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

    (a)  Exhibits:

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter ended March 31, 1999 -

         None.

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

                                       AMERICAN CABLE TV INVESTORS 4, LTD.
                                        (A Colorado Limited Partnership)

                                       By:     IR-TCI PARTNERS IV, L.P.,
                                               Its General Partner

                                       By:     TCI VENTURES FOUR, INC.,
                                               A General Partner



Date:        May 7, 1999               By:     /s/ Ann M. Koets
                                               ------------------------------
                                               Ann M. Koets
                                               Vice President
                                               (Chief Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

         (27)     American Cable TV Investors 4, LTD.  Financial Data Schedule