Form 10-Q
period 1999-06-30
AMERICAN CABLE TV INVESTORS 4 LTD
filed 1999-07-29
CIK 785025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended June 30, 1999

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

                                 Balance Sheets

                                   (unaudited)

                                  (see note 1)

                                                            June 30,    December 31,
                                                              1999         1998
                                                            --------    ------------
                                                              amounts in thousands
Assets
------

Cash and cash equivalents (note 3)                          $7,651        $7,405

Amounts due from related parties (note 4)                     --             191

Funds held in escrow (note 5)                                2,025         2,025
                                                            ------        ------

                                                            $9,676        $9,621
                                                            ======        ======

Liabilities and Partners' Equity
--------------------------------

Accrued liabilities                                         $  179        $  186

Amounts due to related parties (note 4)                         31          --
                                                            ------        ------

        Total liabilities                                      210           186
                                                            ------        ------

Partners' equity:
    General partner                                          1,971         1,963
    Limited partners                                         7,495         7,472
                                                            ------        ------

        Total partners' equity                               9,466         9,435
                                                            ------        ------

Contingency (note 5)
                                                            $9,676        $9,621
                                                            ======        ======



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Operations

                                   (unaudited)

                                  (see note 1)



                                              Three months ended           Six months ended
                                                   June 30,                      June 30,
                                           ------------------------      ------------------------
                                              1999          1998            1999          1998
                                           ---------      ---------      ---------      ---------
                                                  amounts in thousands, except unit amounts
General and administrative expenses        $     (67)     $     (43)     $    (144)     $     (91)

Interest income                                   89            105            175            201

Reversal of excess accrued liabilities          --             --             --               28
                                           ---------      ---------      ---------      ---------

           Net earnings                    $      22      $      62      $      31      $     138
                                           =========      =========      =========      =========

Net earnings per limited partnership
    unit ("Unit")                          $     .14      $     .39      $     .19      $     .86
                                           =========      =========      =========      =========

Limited partnership units outstanding        120,005        120,005        120,005        120,005
                                           =========      =========      =========      =========



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                          Statement of Partners' Equity

                         Six months ended June 30, 1999

                                   (unaudited)

                                  (see note 1)


                                                                         General           Limited
                                                                         partner           partners         Total
                                                                     ---------------    -------------     ----------
                                                                                  amounts in thousands
Balance at January 1, 1999                                           $         1,963    $       7,472     $    9,435

   Net earnings                                                                    8               23             31
                                                                     ---------------    -------------     ----------
Balance at June 30, 1999                                             $         1,971            7,495          9,466
                                                                     ===============    =============     ==========



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Cash Flows

                                   (unaudited)

                                  (see note 1)

                                                                                  Six months ended
                                                                                       June 30,
                                                                                --------------------
                                                                                 1999        1998
                                                                                -------     -------
                                                                                amounts in thousands
                                                                                    (see note 3)
Cash flows from operating activities:
     Net earnings                                                               $    31     $   138
     Adjustment to reconcile net earnings to net cash provided by operating activities:
          Reversal of excess accrued liabilities                                   --           (28)
          Changes in operating assets and liabilities:
                 Net change in accrued liabilities and amounts due to/from
                     related parties                                                215         381
                                                                                -------     -------

                     Net cash provided by operating activities                      246         491
                                                                                -------     -------


Cash flows from investing activities                                               --          --
                                                                                -------     -------

Cash flows from financing activities                                               --          --
                                                                                -------     -------

                     Net change in cash and cash equivalents                        246         491

                     Cash and cash equivalents:

                        Beginning of period                                       7,405       7,310
                                                                                -------     -------

                        End of period                                           $ 7,651     $ 7,801
                                                                                =======     =======


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 1999
                                   (unaudited)


(1)      Basis of Financial Statement Preparation

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

         On March 9, 1999, AT&T Corp. ("AT&T") acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. into TCI. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The accompanying financial statements are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1999 and its results of operations for the six months ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


(2)      Allocation of Net Earnings and Net Losses

         Pursuant to ACT 4's limited partnership agreement, net earnings and net losses of ACT 4 are to be allocated 1% to the general partners and 99% to ACT 4's limited partners ("Limited Partners") until the Limited Partners have received cumulative distributions equal to their original capital contributions ("Payback"). After the Limited Partners have received distributions equal to Payback, the allocations of net earnings and net losses shall be 25% to the general partner and 75% to the Limited Partners. Payback occurred in 1996. Accordingly, the Limited Partners' share of earnings for the six month periods ended June 30, 1999 and 1998 have been allocated using the post-Payback percentages set forth above.

         Earnings per Unit is calculated by dividing the net earnings attributable to the Limited Partners by the number of Units outstanding during the period.

(3)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At June 30, 1999, $7,409,000 of the Partnership's cash and cash equivalents was invested in money market funds.

         The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

(4)      Transactions with Related Parties

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 for each of the six month periods ended June 30, 1999 and 1998.

         Amounts due from related parties bear interest at variable rates (5.0% at December 31, 1998). Interest earned on amounts due from TCI and its affiliates was not significant for each of the six month periods ended June 30, 1999 and 1998.

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

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


Management's Discussion and Analysis of
  Financial Condition and Results of Operations

         Material Changes in Results of Operations

         The Partnership is no longer engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. For additional information, see note 5 to the accompanying financial statements. The Partnership's results of operations for the three and six month periods ended June 30, 1999 and 1998 include (i) general and administrative ("G&A") expenses and (ii) interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses for the three and six months ended June 30, 1999 also include an increase in expenses incurred in ACT 4's continuing efforts to resolve the claim on the Chino Escrow. The Partnership's results of operations for the six months ended June 30, 1998 reflect the reversal of certain amounts which were accrued in prior periods.

         Interest income decreased $26,000 during the six month period ended June 30, 1999, as compared to the corresponding prior year period. Such decrease is primarily due to a decrease in the average interest rate earned on the Partnership's interest bearing accounts.

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

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements



PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (27) Financial Data Schedule

    (b)  Reports on Form 8-K filed during the quarter ended June 30, 1999 -

         None.

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

                                           AMERICAN CABLE TV INVESTORS 4, LTD.
                                           (A Colorado Limited Partnership)

                                           By:     IR-TCI PARTNERS IV, L.P.,
                                                   Its General Partner

                                           By:     TCI VENTURES FOUR, INC.,
                                                   A General Partner



Date:  July 29, 1999                       By:     /s/ Ann M. Koets
                                                   ----------------------------
                                                   Ann M. Koets
                                                   Vice President
                                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

         (27)  American Cable TV Investors 4, LTD.  Financial Data Schedule