Form 10-K
period 1999-12-31
AMERICAN CABLE TV INVESTORS 4 LTD
filed 2000-03-09
CIK 785025

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from       to
                                   -----    -----
Commission File Number 0-15745


                       AMERICAN CABLE TV INVESTORS 4, LTD.
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        State of Colorado                                       84-1013221
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


      9197 South Peoria Street
        Englewood, Colorado                                             80112
----------------------------------------                              ----------
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

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                         1999 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                                                         Page
                                                                                                         ----
                                                    PART I

Item 1.           Business  .........................................................................     I-1

Item 2.           Properties  .......................................................................     I-2

Item 3.           Legal Proceedings  ................................................................     I-2

Item 4.           Submission of Matters to a Vote of Security Holders  ..............................     I-2


                                                    PART II

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters  ....................................................     II-1

Item 6.           Selected Financial Data  ..........................................................     II-2

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  ............................................     II-3

Item 8.           Financial Statements and Supplementary Data  ......................................     II-4

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure  ............................................     II-4


                                                    PART III

Item 10.          Directors and Executive Officers of the Registrant  ...............................     III-1

Item 11.          Executive Compensation  ...........................................................     III-3

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management  .................................................................     III-3

Item 13.          Certain Relationships and Related Transactions  ...................................     III-3


                                                    PART IV

Item 14.          Exhibits, Financial Statements and Financial Statement
                    Schedules, and Reports on Form 8-K  .............................................     IV-1

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                     PART I.

Item 1. Business.

         (a) General Development of Business.

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

         As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business. In connection with the Partnership's sale of the Chino System, $2,025,000 of the sales price was placed in escrow (the "Chino Escrow"). In May 1996, the buyer of the Chino System filed a claim for breach of warranty by ACT 4 relating to the franchise area served by the Chino System. Such claim has had the effect of delaying the release of the Chino Escrow. Subsequent to December 31, 1999, ACT 4 and the buyer of the Chino System resolved such claim and the Chino Escrow, exclusive of $50,000 paid to the buyer of the Chino System in connection with the claim, was released to ACT 4. ACT 4 also received interest of $411,000 in conjunction with the release of the Chino Escrow. The Partnership will make a final liquidating distribution to its General Partner and Limited Partners of $2,469,000 and $7,407,000 ($61.72 per Unit for Limited Partners of record as of March 1, 2000), respectively, in the second quarter of 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and note 3 to the accompanying financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

         (b) Financial Information about Industry Segments.

             Not applicable.


         (c) Narrative Description of Business.

             Not applicable.


         (d) Financial Information about Foreign and Domestic Operations and Export Sales.

             Not applicable.


Item 2. Properties.

             Not applicable.


Item 3. Legal Proceedings.

             There are no material pending legal proceedings to which the Partnership is a party or to which any of its property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.

             None.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                    PART II.


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         In its public offering from May of 1986 to April of 1987, ACT 4 sold 120,005 Units to the public at a price of $500 per Unit. At December 31, 1999, there were approximately 7,785 Unit holders.

         The Partnership made a cash distribution of $675 per Unit in January 1996 to holders of record as of December 1, 1995. Subsequent to December 31, 1999, the Chino Escrow, exclusive of $50,000 paid to the buyer of the Chino System in connection with a claim for indemnification, was released to ACT 4. ACT 4 also received interest of $411,000 in conjunction with the release of the Chino Escrow. The Partnership will make a final liquidating distribution to its General Partner and Limited Partners of $2,469,000 and $7,407,000 ($61.72 per Unit for Limited Partners of record as of March 1, 2000), respectively, in the second quarter of 2000. For additional information see note 3 to the accompanying financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

         Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the underlying net assets of the Partnership.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

Item 6. Selected Financial Data.

         Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1999 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

         SUMMARY BALANCE SHEET DATA:

                                                                             December 31,
                                                -----------------------------------------------------------------
                                                    1999          1998           1997       1996 (1)       1995
                                                ------------   ---------      ----------   ----------    --------
                                                                        amounts in thousands
          Cash and cash equivalents             $    7,784         7,405         7,310         4,216        48,104
          Property and equipment, net           $       --            --            --            --        17,090
          Franchises costs, net                 $       --            --            --            --         1,104
          Total assets                          $    9,809         9,621         9,456         8,958        76,151
          Debt                                  $       --            --            --            --        24,255
          Partners' equity                      $    9,602         9,435         9,224         8,873        37,274
          Outstanding Units                            120           120           120           120           120

          SUMMARY STATEMENT OF OPERATIONS DATA:

                                                                         Years ended December 31,
                                                  -------------------------------------------------------------------
                                                      1999        1998          1997           1996 (1)     1995 (2)
                                                  -----------   --------     ---------        ---------     ---------
                                                              amounts in thousands, except per Unit data

          Revenue                                 $      --           --            --               --       33,759
          Operating income (loss)                 $    (214)        (225)         (230)            (262)         176
          Interest expense                        $      --           --            --              (10)      (3,518)
          Gain on sale of cable
              television systems                  $      --           --            --           99,700       54,022
          Earnings before
              extraordinary item                  $     167          211           351           60,208       51,775
          Net earnings per Unit before
              extraordinary item                  $    1.04         1.32          2.19           421.90       427.13
          Distributions per Unit                  $      --           --            --              675           --

-----------------

         (1) The December 31, 1996 summary balance sheet data and statement of operations data reflect the effects of the January 1, 1996 Newport News Sale.

         (2) As a result of the Wholly-Owned Sales, the Partnership's statement of operations for the year ended December 31, 1995 includes (i) six months of operating results for the Kona and Colton Systems and (ii) eleven months of operating results for the Chino System.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         General

         Sales Transactions. During 1995, the Partnership sold its wholly-owned cable television systems in three separate sales transactions. In addition, on January 1, 1996, the Newport News System was sold.

         As a result of the Sales Transactions, which were approved by the Limited Partners, the Partnership is no longer engaged in the cable television business. Subsequent to December 31, 1999, the Chino Escrow, exclusive of $50,000 paid to the buyer of the Chino System in connection with a claim for indemnification, was released to ACT 4. ACT 4 also received interest of $411,000 in conjunction with the release of the Chino Escrow. The Partnership will make a final liquidating distribution to its General Partner and Limited Partners of $2,469,000 and $7,407,000 ($61.72 per Unit for Limited Partners of record as of March 1, 2000), respectively, in the second quarter of 2000. See "Liquidity and Capital Resources" and note 3 to the accompanying financial statements.

         Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1999.

         Results of Operations

         As the Partnership is no longer engaged in the cable television business, its results of operations for the years ended December 31, 1999, 1998 and 1997 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses decreased $11,000 during the year ended December 31, 1999, as compared to the corresponding prior year period, primarily due to a sales tax refund received in 1999 from an audit of the Chino System. Such decrease was partially offset by additional expenses incurred in ACT 4's continuing efforts to resolve the claim on the Chino Escrow. The Partnership's G&A expenses were relatively consistent during the years ending December 31, 1998 and 1997. The Partnership's results of operations for the years ended December 31, 1998 and 1997 reflect the reversal of certain amounts which were accrued in prior periods.

         Interest income decreased $27,000 and $56,000 during the years ended December 31, 1999 and 1998, respectively, as compared to the corresponding prior year periods. Such decreases are primarily due to a decrease in the average interest rate earned on the Partnership's interest bearing assets (primarily cash and cash equivalents).

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

         Liquidity and Capital Resources

         In May 1996, Citizens Century Cable Television Venture ("Citizens-Century"), the buyer of the Chino System, filed a claim for a breach of warranty by ACT 4 relating to the franchise area served by the Chino System. Such claim has had the effect of delaying the release of the Chino Escrow. Subsequent to December 31, 1999, ACT 4 and Citizens-Century resolved such claim and the Chino Escrow, exclusive of $50,000 paid to Citizens-Century in connection with the claim, was released to ACT 4. ACT 4 also received interest of $411,000 in conjunction with the release of the Chino Escrow. The Partnership will make a final liquidating distribution to its General Partner and Limited Partners of $2,469,000 and $7,407,000 ($61.72 per Unit for Limited Partners of record as of March 1, 2000), respectively, in the second quarter of 2000.

Item 8. Financial Statements and Supplementary Data.

         The financial statements of the Partnership are filed under this item beginning on page II-5. All financial statement schedules are omitted as they are not required or are not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                          Independent Auditors' Report





The Partners
American Cable TV Investors 4, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 4, Ltd. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Partnership sold all of its cable television assets and is currently in the process of determining its final liabilities so that liquidating distributions can be made.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 4, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.





                                           KPMG LLP


Denver, Colorado
February 18, 2000

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                           December 31, 1999 and 1998

                                  (see note 1)


Assets                                                                                1999             1998
------                                                                            ------------    --------------
                                                                                       amounts in thousands
Cash and cash equivalents                                                         $       7,784            7,405

Amounts due from related parties (note 2)                                                    --              191

Funds held in escrow (note 3)                                                             2,025            2,025
                                                                                  -------------   --------------

                                                                                  $       9,809            9,621
                                                                                  =============   ==============


Liabilities and Partners' Equity
--------------------------------


Accrued liabilities                                                               $         204              186

Amounts due to related parties (note 2)                                                       3               --

Partners' equity:
   General partner                                                                        2,005            1,963
   Limited partners                                                                       7,597            7,472
                                                                                  -------------   --------------

       Total partners' equity                                                             9,602            9,435
                                                                                  -------------   --------------

Contingency (note 3)
                                                                                  $       9,809            9,621
                                                                                  =============   ==============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                                  (see note 1)

                                                                     1999              1998             1997
                                                               ---------------   ---------------  ---------------
                                                                              amounts in thousands,
                                                                             except per unit amounts
General and administrative expenses                            $           214               225              230

Other income:
   Interest income (note 2)                                                381               408              464
   Reversal of excess accrued liabilities                                   --                28              117
                                                               ---------------   ---------------  ---------------
                                                                           381               436              581
                                                               ---------------   ---------------  ---------------

        Net earnings                                           $           167               211              351
                                                               ===============   ===============  ===============

Net earnings per limited partnership unit ("Unit")
                                                               $          1.04              1.32             2.19
                                                               ===============   ===============  ===============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                         Statements of Partners' Equity

                  Years ended December 31, 1999, 1998 and 1997

                                  (see note 1)


                                                                    General          Limited
                                                                    partner          partners         Total
                                                                 -------------   -------------    -------------
                                                                              amounts in thousands
Balance at January 1, 1997                                       $       1,822           7,051            8,873

   Net earnings                                                             88             263              351
                                                                 -------------   -------------    -------------

Balance at December 31, 1997                                             1,910           7,314            9,224

   Net earnings                                                             53             158              211
                                                                 -------------   -------------    -------------

Balance at December 31, 1998                                             1,963           7,472            9,435

   Net earnings                                                             42             125              167
                                                                 -------------   -------------    -------------

Balance at December 31, 1999                                     $       2,005           7,597            9,602
                                                                 =============   =============    =============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                  (see note 1)


                                                                    1999                1998                1997
                                                                ------------        -------------        ---------
                                                                                 amounts in thousands
                                                                                     (see note 1)
Cash flows from operating activities:
   Net earnings                                                 $        167                  211              351
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Reversal of excess accrued liabilities                            --                  (28)            (117)
        Changes in operating assets and liabilities:
                Change in accrued liabilities                             18                  (18)             264
                Change in amounts due from (to)
                 related parties                                         194                  (70)           2,596
                                                                ------------        -------------        ---------
                   Net cash provided by operating activities
                                                                         379                   95            3,094
                                                                ------------        -------------        ---------

Cash flows from investing activities                                      --                   --               --
                                                                ------------        -------------        ---------

Cash flows from financing activities                                      --                   --               --
                                                                ------------        -------------        ---------

                   Net change in cash and cash equivalents
                                                                         379                   95            3,094
                                                                ------------        -------------        ---------

                   Cash and cash equivalents:

                      Beginning of year                                7,405                7,310            4,216
                                                                ------------        -------------        ---------

                      End of year                               $      7,784                7,405            7,310
                                                                ============        =============        =========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997


(1)      Summary of Significant Accounting Policies

         Organization

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

         During 1995, ACT 4 sold all of its wholly-owned cable television systems in three separate sales transactions (the "Wholly-Owned Sales"). In addition, on January 1, 1996 the Newport News System was sold (together with the Wholly-Owned Sales, the "Sales Transactions"). As a result of the Sales Transactions, the Partnership is no longer engaged in the cable television business. See note 3.

         All significant intercompany transactions and accounts have been eliminated.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         Allocation of Net Earnings

         Net earnings and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the General Partner until the limited partners receive distributions equal to their original capital contributions ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings, credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the limited partners. The Partnership's limited partners achieved Payback in 1996. Accordingly, the limited partners' share of earnings for the years ended December 31, 1999, 1998 and 1997 have been allocated using the post-Payback percentages set forth above.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

         At December 31, 1999 and 1998, $7,609,000 and $7,238,000, respectively, of the Partnership's cash and cash equivalents were invested in money market funds. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

         Net Earnings Per Unit

         Net earnings per Unit is calculated by dividing net earnings attributable to the limited partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1999 was 120,005.

         Income Taxes

         No provision has been made for income tax expense or benefit in the accompanying consolidated financial statements as the income or losses of the Partnership are reported in the respective income tax returns of the partners.

         The Partnership had taxable income of $167,000, $281,000, and $325,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

(2)      Transactions with Related Parties

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting and other services. Such reimbursements amounted to $36,000 for each of the years ended December 31, 1999, 1998 and 1997, and are included in general and administrative expenses in the accompanying statements of operations.

         Amounts due to related parties, which represent non-interest-bearing payables to TCI and its subsidiaries, consist of the net effect of cash advances and certain intercompany expense allocations.

         Amounts due from related parties bear interest at variable rates (5.0% at December 31, 1999 and 1998). Interest earned on amounts due from TCI and its affiliates was none for the year ended December 31, 1999 and not significant for the year ended December 31, 1998. During the year ended December 31, 1997, interest earned on amounts due from TCI and its affiliates was $102,000.

(3)      Contingency

         In connection with the sale of the Partnership's cable television system located in and around Chino, California (the "Chino System"), $2,025,000 of the sales price was placed in escrow (the "Chino Escrow"). In May 1996, Citizens Century Cable Television Venture ("Citizens-Century"), the buyer of the Chino System, filed a claim for a breach of warranty by ACT 4 relating to the franchise area served by the Chino System. Such claim has had the effect of delaying the release of the Chino Escrow. Subsequent to December 31, 1999, ACT 4 and Citizens-Century resolved such claim and the Chino Escrow, exclusive of $50,000 paid to Citizens-Century in connection with the claim, was released to ACT 4. ACT 4 also received interest of $411,000 in conjunction with the release of the Chino Escrow. The payment to Citizens-Century and the interest received from the Chino Escrow have not been reflected in the accompanying financial statements as of December 31, 1999. The Partnership will make a final liquidating distribution to its General Partner and Limited Partners of $2,469,000 and $7,407,000 ($61.72 per Unit for Limited Partners of record as of March 1, 2000), respectively, in the second quarter of 2000.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

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

         As of January 21, 2000, the following executive officers and directors of TCIV 4 and ICC operated IR-TCI:

       Name                                  Position
       ----                                  --------

Daniel E. Somers (1)       Director and President of TCIV 4 since January 2000.
Born December 9, 1947      Director, President and Chief Executive Officer of
                           TCI since December 1999. Senior Executive Vice
                           President and Chief Financial Officer of AT&T since
                           April 1997. Serves as a President and Director of
                           many of TCI's subsidiaries. Chairman and Chief
                           Executive Officer of Bell Cablemedia, plc, of London
                           from 1995 to 1997. From 1992 to 1995, Mr. Somers was
                           Executive Vice President and Chief Financial Officer
                           for Bell Canada, International, Inc. after having
                           been President of Radio Atlantic Holdings, Ltd.

Michael P. Huseby (1)      Director and Vice President and Treasurer of TCIV 4
Born November 14, 1954     since January 2000. Executive Vice President, Chief
                           Financial Officer and Treasurer of TCI since January
                           2000. Serves as a Vice President, Treasurer and
                           Director of various TCI subsidiaries. Mr. Huseby was
                           a Partner in Andersen Worldwide from 1990 to December
                           1999.

Terrel E. Davis            Vice President and Secretary of TCIV 4 since January
Born March 24, 1953        2000. Senior Vice President and Assistant Secretary
                           of TCI since March 1999. Senior Vice President and
                           Assistant Secretary of TCIC from May 1998 to March
                           1999. Associate General Counsel of TCI from 1992 to
                           March 1999; and Vice President and Secretary or Vice
                           President and Assistant Secretary of most of TCI's
                           subsidiaries.

                                     III-1

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

Michael L. Ashner (1)      Director and President of ICC since October 1999.
Born September 26, 1952    Chief Executive Officer of Winthrop Financial
                           Associates and of The Newkirk Group since January
                           1996. From June 1994 to January 1996, Mr. Ashner was
                           Director, President and Co-Chairman of National
                           Property Investors, Inc. ("NPI"), a real estate
                           investment company, and Director and executive
                           officer of NPI Property Management Corporation from
                           April 1984 until January 1996. President of Exeter
                           Capital Corporation, a firm that has organized and
                           administered real estate limited partnerships, since
                           1981.

Carolyn Tiffany            Vice President, Treasurer and Assistant Secretary of
Born August 8, 1966        ICC since October 1999. Chief Operating Officer of
                           Winthrop Financial Associates ("WFA") and of The
                           Newkirk Group since December 1997. From October 1995
                           to December 1997, Ms. Tiffany was a Vice President of
                           Asset Management and Investor Relations at WFA.
                           Senior Analyst and Associate in WFA's accounting and
                           asset management departments from 1993 to September
                           1995.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1999, all applicable filing requirements were complied with, except that Messrs. Somers, Huseby, Davis, Ashner and Peter Braverman, and Mss. Tiffany, Carol O'Keeffe and Lara Sweeney each filed one Form 3 late.



                                     III-2

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)

Item 11. Executive Compensation.

         The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through fees paid to Cablevision and Presidio.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         No general or limited partner of the Partnership owns more than 5% of the Units.

         None of the individuals referred to in Item 10 above own (i) any Units of the Partnership or (ii) more than 1% of the outstanding shares of AT&T Corp., the ultimate parent and owner, directly or indirectly, of all of the voting stock of TCIV 4.

         Everest Cable Investors, LLC at 199 South Los Robles Avenue, Suite 440, Pasadena, California, 91101, owns 6,702 units or 5.6%.

         Cablevision owns 40 Units and Presidio owns 7 Units.


Item 13. Certain Relationships and Related Transactions

         Not applicable.



                                     III-3

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


                                    PART IV.


Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K.

(a)      (1)      Financial Statements                                    Page
                  --------------------                                    ----
Included in Part II of this Report:
        Independent Auditors' Report                                      II-5

        Balance Sheets,
           December 31, 1999 and 1998                                     II-6

        Statements of Operations,
           Years ended December 31, 1999, 1998 and 1997                   II-7

        Statements of Partners' Equity,
           Years ended December 31, 1999, 1998 and 1997                   II-8

        Statements of Cash Flows,
           December 31, 1999, 1998 and 1997                               II-9

        Notes to Financial Statements,
           December 31, 1999, 1998 and 1997                              II-10

(a)     (2)       Financial Statement Schedules

        All schedules are omitted as they are not required or are not applicable.

                       AMERICAN CABLE TV INVESTORS 4, LTD.
                        (A Colorado Limited Partnership)


(a)      (3)      Exhibits
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

27 - Financial Data Schedule.


(b)      Reports on Form 8-K filed during the quarter ended December 31, 1999:

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

AMERICAN CABLE TV INVESTORS 4, LTD., A Colorado Limited Partnership
By: IR-TCI PARTNERS IV, L.P., Its General Partner

     By: TCI VENTURES FOUR, INC., a General Partner



        By: /s/ Daniel E. Somers                                March 9, 2000
           ------------------------------------------------
           Daniel E. Somers
           Director and President - TCI Ventures Four, Inc.
           (Principal Executive Officer)

     By: INTEGRATED CABLE CORP. IV, a General Partner



        By: /s/ Michael L. Ashner                               March 9, 2000
           --------------------------------------------------
           Michael Ashner
           Director and President - Integrated Cable Corp. IV
           (Principal Executive Officer)

Pursuant to the Securities Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                        Signature                                                 Date
                        ---------                                                 ----


      /s/ Daniel E. Somers                                                   March 9, 2000
     --------------------------------------------------
      Daniel E. Somers
      Director and President - TCI Ventures Four, Inc.
      (Principal Executive Officer)



      /s/ Terrel E. Davis                                                    March 9, 2000
     --------------------------------------------------
      Terrel E. Davis
      Vice President and Secretary - TCI Ventures Four, Inc.



      /s/ Michael P. Huseby                                                  March 9, 2000
     --------------------------------------------------
      Michael P. Huseby
      Director and Vice President and Treasurer - TCI Ventures Four, Inc.
      (Chief Financial Officer)
      (Principal Accounting Officer)

                        Signature                                                 Date
                        ---------                                                 ----


      /s/ Michael L. Ashner                                                  March 9, 2000
     --------------------------------------------------
      Michael Ashner
      Director and President - Integrated Cable Corp. IV
      (Principal Executive Officer)



      /s/ Carolyn Tiffany                                                    March 9, 2000
     --------------------------------------------------
      Carolyn Tiffany
      Vice President, Treasurer and Assistant Secretary -
      Integrated Cable Corp. IV

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------
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